Form 10-Q
period 2000-06-30
ONI SYSTEMS CORP
filed 2000-08-14
CIK 1107067

================================================================================


                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                           Washington, D. C.  20549
                                   FORM 10-Q


(Mark One)

 X     Quarterly Report Pursuant to Section 13 or 15(d) of the Securities
---
       Exchange Act of 1934 for the Quarterly Period Ended June 30, 2000

                                      OR

___ Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Transition Period from _______ to _______.

                       Commission File Number  000-30633

--------------------------------------------------------------------------------

                               ONI SYSTEMS CORP.
            (Exact name of registrant as specified in its charter)


                  Delaware                               77046-9657
      (State or other jurisdiction of                 (I.R.S. employer
       incorporation or organization)               identification no.)

            166 Baypointe Parkway
             San Jose, California                               95134-1621
     (Address of principal executive offices)                   (zip code)

 Registrant's telephone number, including area code:          (408) 965-2600

--------------------------------------------------------------------------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                YES ___              NO  X (1)
                                        -------

There were 126,002,921 shares of the Company's common stock, par value $0.0001, outstanding on July 31, 2000

(1) The Registrant has been subject to the filing requirements of the Securities and Exchange Act of 1934 since the effective date of its Registration Statement on Form S-1 (May 31, 2000) and has filed all required reports since such effective date.

================================================================================

                               ONI Systems Corp.

                                   FORM 10-Q

                     Quarterly Period Ended June 30, 2000

                               Table of Contents

                        PART I.  Financial Information

                                                                         Page
                                                                         ----
Item 1.    Financial Statements (unaudited)

           Condensed Consolidated Balance Sheets
             as of June 30, 2000 and December 31, 1999..................    3

           Condensed Consolidated Statements of Operations
             for the three and six months ended June 30, 2000 and 1999..    4

           Condensed Consolidated Statements of Cash Flows
             for the six months ended June 30, 2000 and 1999............    5

           Notes to Condensed Consolidated Financial Statements.........    6

Item 2.    Management's Discussion and Analysis of Financial
             Condition and Results of Operations........................   10

Item 3.    Quantitative and Qualitative Disclosures about Market Risk...   24


                          PART II.  Other Information

Item 1.    Legal Proceedings............................................   25

Item 2.    Changes in Securities and Use of Proceeds....................   25

Item 3.    Defaults Upon Senior Securities..............................   26

Item 4.    Submission of Matters to Vote of Security Holders............   26

Item 5.    Other Information............................................   28

Item 6.    Exhibits and Reports on Form 8-K.............................   28

Signatures..............................................................   29

Part I.  Financial Information
Item 1.  Condensed Consolidated Financial Statements

                               ONI Systems Corp.
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                (In thousands)
                                  (unaudited)

                                              June 30, 2000   December 31, 1999
                                              -------------   -----------------
Assets
Cash and cash equivalents                         $ 239,530            $ 80,023
Accounts receivable                                   9,175                 163
Inventory, net                                       38,459               9,649
Property and equipment, net                          29,725               5,315
Prepaid expenses and other assets                     8,780               5,792
                                                -----------    ----------------
     Total assets                                 $ 325,669            $100,942
                                                ===========    ================

Liabilities and Stockholders' Equity
Accounts payable and accrued liabilities          $  20,783            $  8,681
Deferred revenue                                        357                   -
Capital lease obligations                               422                 534
                                                -----------    ----------------
     Total liabilities                               21,562               9,215
                                                -----------    ----------------

Capital Stock                                       437,516             147,350
Accumulated deficit                                (133,409)            (55,623)
                                                -----------    ----------------
     Total stockholders' equity                     304,107              91,727
                                                -----------    ----------------

                                                -----------    ----------------
     Total liabilities and stockholders' equity   $ 325,669            $100,942
                                                ===========    ================

                               ONI Systems Corp.
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                (In thousands, except share and per share data)
                                  (unaudited)

                                                      Three months ended              Six months ended
                                                           June 30,                       June 30,
                                                 ---------------------------    ---------------------------
                                                     2000           1999            2000           1999
                                                 ------------   ------------    ------------    -----------
Revenue                                          $      9,484    $       400    $     13,117    $       965
  Cost of goods sold                                    6,869            299           9,719            758
                                                 ------------   ------------     -----------    -----------
Gross profit                                            2,615            101           3,398            207

Operating expenses:
  Research and development                             13,229          4,446          24,344          7,296
  Sales and marketing                                   5,926          1,013           8,928          1,439
  General and administrative                            5,005            530           7,561          1,041
  Amortization of deferred stock compensation          18,452          1,649          32,065          2,945
  Amortization of goodwill and intangibles                921              -           1,843              -
  Common stock warrant expense                              -              -           4,545              -
                                                 ------------   ------------     -----------    -----------
    Total operating expense                            43,533          7,638          79,286         12,721
                                                 ------------   ------------     -----------    -----------
    Operating loss                                    (40,918)        (7,537)        (75,888)       (12,514)
Other income, net                                       1,541            226           2,346            406
                                                 ------------   ------------     -----------    -----------
       Loss before income taxes                       (39,377)        (7,311)        (73,542)       (12,108)
Income taxes                                                -              -               2              1
                                                 ------------   ------------     -----------    -----------
       Net loss                                       (39,377)        (7,311)        (73,544)       (12,109)
Beneficial conversion of preferred stock                4,242              -           4,242              -
                                                 ------------   ------------     -----------    -----------
       Loss attributable to common stockholders      ($43,619)       ($7,311)       ($77,786)      ($12,109)
                                                 ============    ===========     ===========    ===========

Basic and diluted net loss per share                   ($0.40)        ($0.50)         ($0.73)        ($0.85)
                                                 ============   ============     ===========    ===========

Weighted average shares outstanding used in
computing basic and diluted net loss per share    109,558,435     14,557,100     106,359,436     14,309,564
                                                 ============   ============    ============    ===========

                               ONI SYSTEMS CORP.
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                  (unaudited)

                                                                       Six months ended
                                                                            June 30,
                                                                 ----------------------------
                                                                     2000            1999
                                                                 ------------    ------------
Cash flows from operating activities:
   Net loss                                                        ($73,544)       ($12,109)
   Adjustments to reconcile net loss to net cash used in
   operating activities:
      Depreciation and amortization                                   4,718             292
      Amortization of deferred stock compensation                    32,065           2,945
      In-process research and development                                 -             170
      Loss on disposal of property and equipment                         33               -
      Value of leased facilities received in exchange for
      preferred stock                                                    73              24
      Amortization of debt financing costs                               33              22
      Common stock warrant expense                                    4,545               -
      Stock-based compensation for non-employees                        241               -
      Changes in operating assets and liabilities:
      Accounts receivable                                            (9,012)            721
      Inventory                                                     (28,810)              -
      Prepaid expenses and other assets                              (4,644)           (119)
      Accounts payable and accrued liabilities                       12,101             560
      Deferred revenue                                                  358              50
                                                                -----------      ----------
      Net cash used in operating activities                         (61,843)         (7,444)
                                                                -----------      ----------
Cash flows used in investing activities:
      Purchase of property and equipment                            (27,538)         (1,362)
      Acquisition of Object-Mart, net of cash acquired                    -          (1,744)
                                                                -----------      ----------
      Net cash used in investing activities                         (27,538)         (3,106)
                                                                -----------      ----------
Cash flows from financing activities:
     Payments under capital lease obligations                          (112)            (19)
     Proceeds from issuance of preferred stock, net of
     issuance costs                                                  21,961           7,264
     Proceeds from issuance of common stock, net of
     issuance costs                                                 227,039              64
                                                                -----------      ----------
     Net cash provided by financing activities                      248,888           7,309
                                                                -----------      ----------
     Net increase (decrease) in cash and cash equivalents           159,507          (3,241)
Cash and cash equivalents at beginning of period                     80,023          19,091
                                                                -----------      ----------
Cash and cash equivalents at end of period                         $239,530        $ 15,850
                                                                ===========      ==========

                               ONI SYSTEMS CORP.
        NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 JUNE 30, 2000

1.   Description of Business

    ONI Systems Corp. develops, markets and sells optical communications equipment to communications service providers in the regional and metropolitan area markets.

    ONI was originally incorporated in California, as Optical Networks, Incorporated, on October 20, 1997, and through November 1999, was considered to be in the development stage, principally engaged in research and development, raising capital and building its management team. ONI recognized its first commercial sale in the fourth quarter of 1999 with the licensing of its network operating system. Historically, ONI also recognized revenue derived from research and development contracts with agencies of the United States government. These contracts were completed in June 1999. ONI was reincorporated in Delaware and changed its name to ONI Systems Corp. in April 2000.


2.   Basis of Presentation

    The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission and, therefore, do not include all the information and footnotes necessary for a complete presentation of ONI's results of operations, financial position, and cash flows in conformity with generally accepted accounting principles. The unaudited financial statements reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position at June 30, 2000 and the operating results for the three and six months ended June 30, 2000 and 1999, and cash flows for the six months ended June 30, 2000 and 1999. These financial statements and notes should be read in conjunction with ONI's audited financial statements and notes thereto, included in ONI's Registration Statement on Form S-1 filed with the Securities and Exchange Commission on May 31, 2000. The condensed consolidated balance sheet at December 31, 1999 has been derived from audited financial statements as of that date.

    The results of operations for the interim periods ended June 30, 2000 and 1999 are not necessarily indicative of results that may be expected for any other interim period or for the full fiscal year ending December 31, 2000.


3.   Completion of Initial Public Offering

    In June 2000, ONI completed its initial public offering, or IPO, in which it sold 9,200,000 shares of common stock, including 1,200,000 shares in connection with the exercise of the underwriters' over-allotment option, at $25 per share. Concurrently with the completion of the offering, ONI sold in two private placements an aggregate of 560,000 shares of common stock to Internet Initiative Japan Inc. and CCT Telecom Holdings Limited for $25 per share. The net proceeds of the IPO and private placements, after deducting underwriters' discount and other offering expenses, were approximately $226.1 million. Upon the completion of the IPO, all outstanding convertible preferred stock converted into an aggregate of 80,164,597 shares of common stock. Subsequent to the IPO, ONI's authorized capital consisted of 700,000,000 shares of common stock, $0.0001 par value, and 10,000,000 shares of preferred stock, $0.0001 par value. There were 126,143,466 shares of common stock outstanding as of June 30, 2000.


4.   Revenue Recognition

  ONI recognizes revenue from product sales upon shipment, assuming collectibility of the resulting receivable is probable. When the arrangement with the customer includes future obligations or obtaining customer acceptance, revenue is recognized when those obligations have been met or customer acceptance has been received.

  ONI sells licenses for embedded software and application software. Revenue from transactions involving ONI's software products is accounted for in accordance with Statement of Position (SOP) 97-2, Software Revenue

Recognition, SOP 98-4, Deferral of Effective Date of SOP 97-2, and SOP 98-9, Software Revenue Recognition with Respect to Certain Arrangements. Accordingly, ONI recognizes revenue from licenses of software products provided that a purchase order has been received, the software and related documentation have been shipped, collection of the resulting receivable is deemed probable, and the fee is fixed and determinable.

  Services revenue consists primarily of training and installation services. Revenues from training and installation services are recognized as the services are performed. To date, ONI has not been obligated to provide installation services to its customers and service revenue has not been significant.

  Deferred revenue represents amounts billed in excess of revenue recognized.

  In 1999, ONI derived most of its revenue from research and development contracts with agencies of the United States government. These contracts include cost-plus and fixed price contracts, and revenue is recorded as earned as defined within the specific agreements. Revenue from cost-plus contracts is billed and recognized at the time the costs are incurred. Revenue for fixed price contracts is recognized when milestones are completed and product or reports, if any, committed for the milestones are shipped, which approximates the percentage-of-completion method. Amounts designated as withholdings are not recognized until completion of the contract.

5.   Net Loss Per Share

  Basic and diluted net loss per share have been computed in accordance with Statement of Finanical Accounting Standards (SFAS) No. 128, "Earnings per Share". Basic net loss per share has been computed using the weighted-average number of common shares outstanding during the period. Diluted net loss per share is computed using the weighted-average number of common shares and dilutive potential common shares outstanding during the period, using the as-if-converted method for convertible preferred shares and the treasury stock method for options and warrants. All potential common shares have been excluded from the computation of diluted net loss per share for all periods presented because the effect would be antidilutive. The following table presents the calculation of basic and diluted net loss per share (in thousands, except share and per share data):


                                          Three months Ended                      Six months Ended
                                               June 30,                               June 30,
                                  ----------------------------------     -----------------------------------
                                         2000           1999                     2000           1999
                                  ----------------------------------     -----------------------------------
Net loss attributable to
Common stockholders                    $     43,619      $     7,311         $     77,786        $    12,109
                                  ----------------------------------     -----------------------------------
Basic and diluted:
Weighted-average shares of stock
outstanding                             118,396,257       18,875,773          115,065,815         18,628,237

Less: weighted-average shares
subject to repurchase                     8,837,822        4,318,673            8,706,379          4,318,673
                                  ----------------------------------     -----------------------------------

Weighted-average shares used in
computing basic and diluted net
loss per common share                   109,558,435       14,557,100          106,359,436         14,309,564
                                  ----------------------------------     -----------------------------------

Basic and diluted net loss per
common share                                 ($0.40)          ($0.50)              ($0.73)            ($0.85)
                                  ----------------------------------     -----------------------------------

6.   Inventory

  Inventory consists of:


                                               June 30,       December 31,
                                                 2000            1999
                                               --------        --------

Raw materials.......................            $12,031          $8,914
Work in progress....................             15,992               -
Finished goods......................              9,228             735
Consignment inventory...............              1,208               -
                                                -------        --------
                                                $38,459          $9,649
                                                =======        ========

7.   Stockholders' Equity

  On May 9, 2000, ONI sold 1,333,333 shares of Series H preferred stock to Sun Microsystems, Inc., at a price per share of $15.00. In June 2000, concurrent with the completion of the IPO, these shares of preferred stock automatically converted into 969,697 shares of common stock and ONI recorded a non-cash charge of $4.2 million to accrete the value of the preferred stock to its fair value. This non-cash charge was recorded as an increase in accumulated deficit with a corresponding credit to additional paid-in capital.

  ONI uses the intrinsic value method prescribed by APB No. 25 in accounting for its stock-based compensation arrangements for employees whereby compensation cost is recognized to the extent the fair value of the underlying common stock exceeds the exercise price of the stock options at the date of grant. ONI has recorded deferred stock compensation of $16.5 million for the three months ended June 30, 2000, for the excess of the fair value of the common stock underlying the options at the grant date over the exercise price of the options. Deferred stock compensation is being amortized on an accelerated basis over the vesting period, generally four years, consistent with the method described in FASB Interpretation No. 28. Amortization of deferred stock compensation for the three months ended June 30, 2000 and 1999 was $18.5 million and $1.6 million, respectively, and for the six months ended June 30, 2000 and 1999 was $32.1 million and $2.9 million, respectively.

8.   Recent Accounting Pronouncements

  In March 2000, the Financial Accounting Standards Board (FASB) issued interpretation No. 44 (FIN 44) Accounting for Certain Transactions involving Stock Compensation - an Interpretation of Accounting Principles Board (APB) Opinion No. 25. FIN 44 clarifies the application of APB Opinion No. 25 and is effective July 1, 2000. Management believes that FIN 44 will not have a material effect on ONI's financial position or results of operations.

  In June 2000, the FASB issued Statement of Financial Accounting Standards No. 138, Accounting for Certain Derivative Instruments and Certain Hedging Activities, and amendment to FASB Statement No. 133. Statement No. 138 addresses a limited number of issues causing implementation difficulties for companies that are required to apply Statement No. 133. Statement 133, as amended by SFAS No. 137, Accounting for Derivative Instruments and Hedging Activities - Deferral of the effective date of FASB Statement No. 133, and Statement No. 138 are effective for all fiscal quarters of all fiscal years beginning after June 15, 2000. ONI has not determined the impact that SFAS 133 and SFAS 138 will have on its financial statements and believes that such determination will not be meaningful until closer to the date of initial adoption.

9.   Segment Reporting

  ONI adopted SFAS No. 131, Disclosures About Segments of an Enterprise and Related Information, for the year ended December 31, 1999. SFAS No. 131 establishes standards for the manner in which public companies report information about operating segments in annual and interim financial statements. It also establishes standards for related disclosures about products and services, geographic areas and major customers. The method for determining what information to report is based on the way management organizes the operating segments within a company for making operating decisions and assessing financial performances.

  ONI's chief executive officer is its chief operating decision-maker. The financial information that the chief executive officer reviews is identical to the information presented in the accompanying consolidated statements of operations. ONI has determined that it operates in a single operating segment: development and sale of optical networking equipment to communications service providers in the regional and metropolitan area markets.

  Beginning January 1, 2000, ONI's revenue has been derived from sales of its ONLINE9000 product. ONI expects to continue selling the ONLINE9000 in the future, and also to develop other lines of products for sale. ONI's geographic distribution of revenues for the three and six months ended June 30, 2000, is as follows:

                                   Three months ended       Six months ended
                                     June 30, 2000           June 30, 2000
                                   ------------------       ----------------
North America...................          48%                     54%
Asia............................          38%                     28%
Europe..........................          14%                     18%

  Through December 31, 1999, ONI's revenue was primarily from government research and development contracts. These contracts were completed in 1999, and they will not contribute to ONI's revenue in the future as ONI will not continue these activities.

10.  Contingencies

  In March 2000, Nortel Networks filed suit against ONI in the United States District Court for the Northern District of California. The suit alleges that ONI's products infringe five patents held by Nortel Networks, and sets forth allegations of misappropriation of trade secrets, unlawful business practices and common law unfair competition. Nortel Networks is seeking preliminary and permanent injunctions and damages against ONI in connection with these claims. In April 2000, ONI filed a motion to dismiss Nortel Networks' claims for misappropriation of trade secrets, unlawful business practices and common law unfair competition. ONI also filed an answer and counterclaims asserting unfair business practices, tortious interference, breach of contract and seeking declarations of invalidity, unenforceability and non-infringement of the patents against Nortel Networks. On June 23, 2000, the court dismissed one of Nortel Networks' unfair competition claims and stayed its remaining claims for trade secret misappropriation and unlawful business practices in California. On July 14, 2000, Nortel Networks filed a Notice of Motion to lift the stay of the trade secret misappropriation and unlawful business practices claims in the California suit. ONI expects to incur substantial legal and other expenses in connection with the Nortel Networks litigation. In the event of an adverse ruling, ONI also could be required to pay damages to Nortel Networks. The accompanying consolidated financial statements do not include any costs, if any, that might result from this uncertainty.

     From time-to-time ONI may be subject to other legal proceedings and claims in the ordinary course of business. ONI is not aware of any legal proceedings or claims, including the above matter that ONI believes will have, individually or in the aggregate, a material adverse effect on ONI's business, financial condition or results of operations.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations



  The following discussion contains forward-looking statements within the meaning of Section 21E of the Securities and Exchange Act of 1934, and is subject to the safe harbor created by this section. Words such as "anticipates", "expects", "intends", "plans", "believes", "seeks" and "estimates", and variations of these words and similar expressions, are intended to identify forward-looking statements. These statements are not guarantees of future performance and are subject to risks, uncertainties and other factors, some of which are beyond our control and difficult to predict and could cause actual results to differ materially from those expressed or forecasted in the forward-looking statements. These risks and uncertainties include those described in "Factors that May Affect Future Results" and elsewhere in this report. These forward-looking statements reflect our view only as of the date of this report. We cannot guarantee future results, levels of activity, performance or achievements.

  In addition, the following information should be read in conjunction with the financial statements and notes thereto included in Item 1 of this Quarterly Report, our Registration Statement on Form S-1 declared effective by the Securities and Exchange Commission on May 31, 2000 and "Factors that May Affect Future Results" in this document.


Overview

We develop, market and sell optical networking equipment specifically designed to address the bandwidth and service limitations of metropolitan and regional networks. From our inception in October 1997 through November 1999, our operating activities consisted primarily of research and development. We also formed and expanded our administrative, marketing, sales, manufacturing and customer service and support organizations and commenced sales and marketing activities. In January 2000, we released our first product, the ONLINE9000, which is designed for metropolitan and regional markets. In June 2000, we released the ONLINE7000 which is designed to provide metropolitan service providers with a more cost-effective solution for metro access applications.

We primarily market and sell our products through our direct sales force to incumbent and competitive local exchange carriers, inter-exchange carriers, internet service providers, application service providers, cable operators, and utilities and their affiliates. In some international regions where it is difficult to maintain a direct sales force, we may rely on resellers for distribution of our products, such as our OEM agreement with Lucent Technologies for the sale of our products in China. We expect a significant portion of our future revenue will come from sales of our products to North American and international customers.

Our policy is to recognize revenue at the time of shipment unless we have future obligations or customer acceptance is required, in which case revenue is deferred until these obligations are met or the customer accepts the product. Revenue from service obligations are deferred and recognized ratably over the service period. Prior to June 30, 1999, our revenue resulted from government research and development contracts and the sale of a non-product related software license.

We conduct supply chain management, production engineering, documentation and quality assurance at our manufacturing facility in San Jose, California. We outsource most of the manufacturing of optical modules used in our products, and we complete the final assembly of these optical modules at our facilities. The majority of our electronic manufacturing and assembly is outsourced. Currently, we use a number of manufacturing vendors for electronic assemblies while E-TEK Dynamics, Inc. performs the majority of our outsourced optical assembly. This approach to manufacturing allows us to:

 .    Reduce capital equipment expenditures required for a turnkey manufacturing operation;
 .    Reduce our facilities square footage requirements by limiting the amount of space dedicated to manufacturing and operations;
 .    Conserve working capital by limiting the amount of inventory we must stock;
     and
 .    Provide flexibility in meeting market demand.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations, Continued


RESULTS OF OPERATIONS

We plan to increase our operating expenses significantly in order to fund greater levels of research and development, expand our sales and marketing operations, broaden our customer support capabilities and develop new distribution channels. We also plan to expand our general and administrative functions to address the increased reporting and other administrative demands that will result from being a publicly traded company and the increasing size of our business. Our operating expenses are largely based on anticipated revenue trends and a high percentage of our expenses are, and will continue to be, fixed in the short term. As a result, a delay in generating or recognizing revenue could cause significant variations in our operating results from quarter to quarter and could result in substantial operating losses.

In addition, we expect to experience seasonality in the sales of our products. Historically, the telecommunications equipment market has experienced increased sales in the first and fourth quarter of a calendar year due in part to purchasers' budgetary cycles. We further expect that sales may decline during summer months, particularly in European markets, which we believe to represent a substantial portion of the market for our products for the foreseeable future. These seasonal variations in our sales may lead to fluctuations in our quarterly operating results.


Net revenue

Net revenue was $9.5 million for the quarter ended June 30, 2000, an increase of $9.1 million from the comparable quarter in 1999, and was $13.1 million for the six months ended June 30, 2000, an increase of $12.2 million from the comparable period in 1999. All of the net revenue for the quarter and six months ended June 30, 2000 was from sales of our ONLINE9000 product. Net revenue recorded for the quarter and six months ended June 30, 1999 was from government research and development contracts, which were completed in 1999.


Cost of goods sold

Cost of goods sold was $6.9 million for the quarter ended June 30, 2000, an increase of $6.6 million from the comparable quarter in 1999 and was $9.7 million for the six months ended June 30, 2000, an increase of $9.0 million over the comparable period in fiscal 1999. As a percentage of net revenue, cost of goods sold for the quarter ended June 30, 2000 was 72%, compared to 75% for the quarter ended June 30, 1999 and was 74% for the six months ended June 30, 2000, compared to 79% for the six months ended June 30, 1999. We believe the comparison of these two periods is not meaningful, because our revenue in 1999, and the related cost of goods sold, were from governmental research and development contracts.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations, Continued


Cost of goods sold as a percentage of revenue for the quarter ended June 30, 2000 is higher than it is anticipated to be in the future due to the high cost of initial start-up of production and the low volume of sales. We expect to develop additional products in the future such that the product mix of our sales may vary. Accordingly, we expect the quarterly gross profit percentages to fluctuate in accordance with the quarterly product mix of related sales.


Research and development expense

Research and development expense was $13.2 million for the quarter ended June 30, 2000, an increase of $8.8 million from the comparable quarter in 1999, and was $24.3 million for the six months ended June 30, 2000, an increase of $17.0 million from the comparable period in 1999. The increase in research and development expense is primarily due to the significant expansion of our research and development department, particularly attributable to the increase of engineering staff. Research and development is essential to our future success and we expect that research and development expense will continue to increase in absolute dollars in future periods.


Sales and marketing expense

Sales and marketing expense was $5.9 million for the quarter ended June 30, 2000, an increase of $4.9 million from the comparable quarter in 1999 and was $8.9 million for the six months ended June 30, 2000, an increase of $7.5 million from the comparable period in 1999. We expect to continue to expand our domestic and international sales force and marketing activity, and as a result, expect that the dollar amounts of sales and marketing expenses will continue to increase in absolute dollars in future periods.


General and administrative expense

General and administrative expense was $5.0 million for the quarter ended June 30, 2000, an increase of $4.5 million from the comparable quarter in 1999 and was $7.6 million for the six months ended June 30, 2000, an increase of $6.5 million from the comparable period in 1999. The increase in general and administrative expense primarily reflects the expansion in infrastructure to support our planned growth. We expect that the absolute dollar amount of general and administrative expenses will continue to increase in future periods as a result of the expansion of business activity.

Amortization of deferred stock compensation

Amortization of deferred stock compensation was $18.5 million for the quarter ended June 30, 2000, an increase of $16.8 million from the comparable quarter in 1999 and was $32.1 million for the six months ended June 30, 2000, an increase of $29.1 million from the comparable period in 1999. From inception through June 30, 2000, we have amortized a total of $46.9 million of deferred stock compensation, leaving an unamortized balance of $89.3 million as of June 30, 2000.


Amortization of goodwill and intangibles

Amortization of goodwill and intangibles was $0.9 million for the quarter ended June 30, 2000 and $1.8 million for the six months ended June 30, 2000 (nil for the comparable periods in 1999). We recorded goodwill of $5.7 million and intangibles of $1.2 million in relation to the acquisition of Object-Mart, Inc. on June 29, 1999. Goodwill and intangibles are being amortized over a period not exceeding two years.


Common stock warrant expense

In the first quarter of 2000, we recorded an aggregate common stock warrant expense of $4.5 million in connection with two separate transactions in which warrants were issued to purchase shares of common stock. The value of the warrants were expensed in the quarter ended March 31, 2000.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations, Continued


Other income, net

Other income, net was $1.5 million for the quarter ended June 30, 2000, an increase of $1.3 million from the comparable quarter in 1999 and was $2.3 million for the six months ended June 30, 2000, an increase of $1.9 million from the comparable period in 1999. The increase was primarily due to the interest earned on the net cash proceeds received in connection with the completion of our initial public offering in June 2000.

Liquidity and Capital Resources

At June 30, 2000, our principal source of liquidity was our cash and cash equivalents of $239.5 million.

We used $61.8 million in cash in operating activities in the six months ended June 30, 2000, an increase of $54.4 million from the $7.4 million used in the six months ended June 30, 1999. The increase was primarily due to the increase in our net loss of $61.4 million, an increase in inventory of $28.8 million and other working capital of $2.3 million, offset by increased amortization of deferred stock compensation and common stock warrants of $33.7 million, and depreciation and amortization of $4.4 million.

We used $27.5 million in cash in investing activities in the six months ended June 30, 2000, an increase of $24.4 million from the $3.1 million used in the six months ended June 30, 1999. The increase was primarily related to the increase in purchases of property and equipment.

We generated $248.9 million in cash from financing activities in the six months ended June 30, 2000, an increase of $241.6 million from the $7.3 million generated in the six months ended June 30, 1999, primarily from the net proceeds from our initial public offering and the private sales of convertible preferred stock.

At June 30, 2000, cash and cash equivalents totaled $239.5 million, an increase of $159.5 million from the balance of $80.0 million at December 31, 1999. The increase was due to the receipt of $226.1 million, primarily from the net proceeds of our initial public offering and concurrent private placements, and $22.0 million from the private sales of convertible preferred stock, offset by $61.8 million of cash used in operating activities and $27.5 million of cash used in investing activities.

We expect to devote substantial capital resources to continue our research and development activities, to expand our sales, marketing and customer service and support organizations, to support our information systems requirements and for other general corporate activities. We believe that our current cash balances will be sufficient to fund our operations for at least the next 12 months. However, we may require additional financing within that time frame which, if needed, may not be available on terms acceptable to us or at all.

Factors that May Affect Future Results

We have a history of losses, expect to continue to incur additional losses, and may never achieve profitability.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations, Continued


  Through June 30, 2000, we incurred cumulative losses of $133.4 million, and we expect to continue to incur losses in the future. If we do not become profitable, the value of our stock will decrease. We have large fixed expenses, and we plan to incur significant and increasing sales and marketing, research and development, manufacturing, and general and administrative expenses. In February 2000, we began to ship our first product, the ONLINE9000, and our revenue to date has been limited. In order for us to become profitable, we will need to generate and sustain higher revenue while maintaining reasonable cost and expense levels.

  We expect our operating expenses to increase significantly as we increase spending in order to fund more research and development, expand our sales and marketing operations, broaden our customer support capabilities and develop new distribution channels. We also plan to expand our general and administrative functions to address the increased reporting and other administrative demands that result from being a public company and the expected growth of our business. Our operating expenses are largely based on anticipated revenue trends and a high percentage of our expenses are, and will continue to be, fixed in the short term. As a result, a delay in generating or recognizing revenue could cause significant variations in our operating results from quarter to quarter and annually and could result in substantial operating losses.

Our limited operating history makes forecasting our future revenue and operating results difficult, which may impair our ability to manage our business and your ability to assess our prospects.

  We commenced business as an independent company in December 1997. We introduced our first product, the ONLINE9000, in January 2000 and our second product, the ONLINE7000 in June 2000. Consequently, we have a limited history upon which we can rely in planning and making the critical decisions that will affect our future operating results. Similarly, because of the relatively immature state of our business, it will be difficult for investors to evaluate our prospects. We will need to make decisions in the immediate future regarding resource allocations for research and development and marketing and sales. If our predictions about the best use of our resources turn out to be inaccurate, we may not make the best use of our resources and we may forego better opportunities. Our limited history makes it difficult for investors to gauge our capability in making these decisions.

The ONLINE9000 and the ONLINE7000 are our only currently available products and, if they are not commercially successful, our revenue will not grow and we may not achieve profitability.

  If our customers and potential customers do not adopt, purchase and successfully deploy our ONLINE9000 and ONLINE7000 products in large numbers, our revenue may not grow and our business, financial condition and results of operations will be seriously harmed. Since the market for our products is relatively new, future demand for our products is uncertain and will depend on the speed of adoption of optical networking, in general, and optical equipment in metro networks, in particular. No communications service provider has fully deployed our products in large network environments, and they may choose not to do so. Even if service providers do deploy our product fully, it may not operate as expected, which could delay or prevent its adoption.


If we fail to enhance existing products or to develop and achieve market acceptance for new products that meet customer requirements, our sales will suffer.

  The market in which we compete is characterized by more rapid technological change than most, because it is newly emerging. As a result, we expect there will be frequent new product introductions, changes in customer requirements and evolving industry standards. We have no significant track record of our ability to respond to these developments, and we may not be able to develop new products or product enhancements in a timely manner, or at all. Because we are new to this business, an investment in our stock is riskier than most.

Our new products and product enhancements may not achieve widespread market acceptance.

  Any failure of our future products to achieve market acceptance could harm our business and financial results. We have devoted and expect to continue to devote significant engineering and financial resources to the development and marketing of new products and features. Unexpected technical challenges could prevent us from successfully

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations, Continued

developing new products and features in a timely manner or at all. In addition, new products and features could be more costly to develop and test than we anticipate. Even if we are able to develop and introduce new products and features, they may not achieve market acceptance if they do not offer performance desired by customers or if competitors develop products that customers prefer.

We expect that substantially all of our revenue will be generated from a small number of customers, and our revenue will not grow if we do not sell products to them in large numbers and if we do not add customers.

  We expect that substantially all of our revenue will depend on sales of our products to a small number of customers and that our revenue will only grow if these customers purchase substantial quantities of our products. As of June 30, 2000, we had seven customers. Most of these customers are not contractually committed to purchase any minimum quantities of our products. If these customers or future customers do not purchase large quantities of our products for any reason, our ability to succeed would be harmed. The decision to purchase substantial quantities of our products will depend, in part, on our customers' and potential customers' desire and ability to introduce or expand commercial services. We cannot be sure that any customer will introduce or expand commercial services utilizing our products on a timely basis, if at all. Any delay in introducing, or failure to introduce, these services would seriously harm our revenue, results of operations and financial condition.

  In addition, if we fail to attract new customers, our growth will be limited. The growth of our customer base could be limited by:

  . unwillingness of potential customers to adopt our optical networking architecture;

  . delays or difficulties in completing the development and introduction of our planned products or product enhancements;

  . failure of our products to perform as expected;

  . difficulties in meeting customers' delivery requirements;

  . introductions of new products by our competitors; and

  . other competitive factors such as aggressive pricing or financing by our competitors.

We face intense competition that could prevent us from growing and could prevent us from becoming profitable.

  The market for communications equipment is rapidly evolving and is marked by intense competition and technical innovations. We expect the pace of change to accelerate in the future. We also expect many new competitors to emerge as the market for optical networking equipment expands and evolves in response to technical innovations and increasing demand for new broadband and wavelength-based services. We currently compete with both public and private companies providing solutions for network and bandwidth management in the metropolitan market. Many of these companies have existing relationships with communication service providers, making it more difficult for us to sell our products to these potential customers.

  Some of our current and potential competitors are large public companies that have longer operating histories, significantly greater financial, technical and marketing resources, wider customer relationships and a broader product line than we do. Consequently, these competitors are able to devote greater resources to the development, promotion, sale and support of their products. These large public companies are better positioned than we are to acquire companies and new technologies that may displace our products or make them obsolete. Any of these acquisitions could give the acquiring competitor a strategic advantage. Unlike these large public companies, we have limited ability to provide vendor-sponsored financing, which may influence the purchasing decisions of customers

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations, Continued

and prospective customers. In addition, a number of start-up companies are attracting large amounts of capital and rapidly developing competing technologies in an attempt to market products to communication service providers. These private companies can offer certain investment opportunities that we may be unable to offer to induce potential customers to purchase their products.

We expect the average selling prices of our products to decline, which may reduce gross margins and revenue.

  Our industry has experienced rapid erosion of average product selling prices. We anticipate that the average selling prices of our products will decline in response to competitive pressures, increased sales discounts, new product introductions by our competitors or other factors. If we are unable to achieve sufficient cost reductions and increases in sales volumes, this decline in average selling prices will reduce our gross margins and revenue.

We face risks associated with our international operations that could limit our sales and add to our cost of operations.

  We market and sell our products in the United States and internationally. We intend to expand our international operations substantially and to enter new international markets. This expansion will require significant management attention and financial resources. We may not be able to maintain or increase international market demand for our products.

  We have limited experience in marketing and distributing our products internationally. International operations are subject to inherent risks, including:

  . tariffs, export controls and other trade barriers;

  . longer accounts receivable payment cycles and difficulties in collecting accounts receivable;

  . difficulties and costs of staffing and managing foreign operations;

  . certification requirements with which we may be unfamiliar; and

  . reduced protection for intellectual property rights in some countries.

If we do not expand our direct sales operations, we may be unable to increase market awareness and sales of our products.

  If we are unable to expand our direct sales force, we may not be able to increase market awareness and sales of our products, which may prevent us from achieving and maintaining profitability. Our products and services require a technical sales effort targeted at several key people within each of our prospective customers' organizations. Our sales efforts require the attention of sales personnel and specialized system engineers with extensive experience in networking technologies. Competition for these individuals is intense, and we may not be able to hire sufficient numbers of qualified sales personnel and specialized system engineers.

If we do not expand our customer service and support organization, we may be unable to increase our sales.

  We currently have a small customer service and support organization and will need to increase our staff to support new and existing customers. Our products are complex and require highly-trained customer service and support personnel. Hiring customer service and support personnel is difficult in our industry due to the limited number of people available with the necessary technical skills. If we are unable to expand our customer service and support organization, we may not be able to increase sales.

We depend on sole or limited source suppliers for several key components of our products, and if we are unable to buy these components on a timely basis, we will not be able to deliver products to our customers.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations, Continued

  If we are unable to buy components on a timely basis, we will not be able to deliver our products to customers, which would harm our sales and revenue. We currently purchase several key components, including optical filters, optical amplifiers, optical switches and electronic microprocessors, from limited sources. In addition, we rely on a sole supplier for some optical components, and we are required to purchase at least half of some optical components from E-TEK Dynamics under our supply agreement with E-TEK. Optical components are complex, and we may not be able to develop multiple or alternate sources of supply in a timely manner, which could hurt our ability to deliver our products to customers. Sole or limited source suppliers may be vulnerable to pressure from large purchasers of their products, who may be competitors of ours, not to sell their products to us.

We rely on contract manufacturers to produce our products, and our business would be harmed if they were to stop meeting our manufacturing requirements.

  We rely on contract manufacturers to complete most of the manufacturing of optical assemblies for our products. If for any reason these manufacturers were to stop satisfying our needs without providing us with sufficient warning to procure an alternate source, our ability to sell our products would be harmed. Except for our agreement with E-TEK, we have no material long term contracts with our manufacturers. As a result, our contract manufacturers are not obligated to supply products to us for any specific period, in any specific quantity or at any certain price, except as may be provided in a particular purchase order.

  The process of qualifying a new contract manufacturer for complex products such as our optical assemblies is lengthy and would consume a substantial amount of the time of our technical personnel and management. If we sought to change manufacturers in a short period of time, our business would be disrupted. In addition, we may be unsuccessful in identifying a new manufacturer capable of and willing to meet our needs on terms that we would find acceptable.

If we fail to predict our manufacturing and component requirements accurately, we could incur additional costs or experience manufacturing delays.

  We provide forecasts of our demand to our contract manufacturers and component vendors up to six months prior to scheduled delivery of products to our customers. If we overestimate our requirements, we may have excess inventory, which could increase our costs and harm our relationships with our contract manufacturers and component vendors due to reduced future orders. If we underestimate our requirements, we may have an inadequate inventory of components and optical assemblies. Inadequate inventory could interrupt manufacturing of our products and result in delays in shipments. In addition, lead times for materials and components that we order are long and depend on factors such as the procedures of, or contract terms with, a specific supplier and demand for each component at a given time. In the case of some optical components in short supply, component suppliers have imposed strict allocations that limit the number of these components they will supply to a given customer in a specified time period. These suppliers may choose to increase allocations to larger, more established companies, which could reduce our allocations and harm our ability to manufacture our products.

We expect that our revenue and operating results will vary significantly from quarter to quarter, which may cause our stock price to decline.

  Our quarterly revenue and operating results are difficult to predict and may fluctuate significantly from quarter to quarter. It is likely that in some future quarters, our operating results may be below the expectations of market analysts and investors, which could cause the trading price of our common stock to fall.

  In addition, we expect to experience seasonality in the sales of our products. Historically, the communications equipment market has higher sales in the first and fourth quarters of the year, due in part to purchasers' budgetary cycles. In addition, we expect that sales may decline during summer months, particularly in European markets, which we expect to represent a significant portion of the market for our products for the foreseeable future. These seasonal variations in our sales may lead to fluctuations in our quarterly operating results.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations, Continued

Due to the long sales cycle for our products, the timing of revenue is difficult to predict and may cause our operating results to fluctuate unexpectedly.

  The sales and deployment cycle for our products is lengthy; it may extend for six months or more. The length of our sales cycle may cause our revenue and operating results to vary unexpectedly from quarter to quarter. A customer's decision to purchase our products involves a significant commitment of its resources and a lengthy evaluation and product qualification process. Consequently, we may incur substantial expenses and devote senior management attention to potential relationships that never materialize, in which event our investments will largely be lost and we may miss other opportunities. In addition, our lengthy sales cycle makes it difficult to predict the quarter in which we may recognize revenue from any sale.

If we do not manage growth, improve existing processes and implement new systems, procedures and controls, we may use resources, including your investment, inefficiently and we may not achieve profitability.

  We are still a relatively small company and our success depends on growth. At December 31, 1998, we had 63 employees, at December 31, 1999, we had 202 employees and at June 30, 2000, we had 424 employees. We plan to hire a significant number of additional employees this year. Our growth has placed, and we expect it to continue to place, a significant strain on our management systems and resources. We expect that we will need to continue to improve our financial and managerial controls, reporting systems and procedures, and will need to continue to expand, train and manage our work force worldwide.

If we are unable to hire additional qualified personnel as necessary, or if we lose key personnel, we may be unable to manage or grow our business.

  If we are unable to identify, attract or retain qualified personnel or to retain the services of key personnel, especially engineers and sales personnel, it would be difficult for us to manage our business, make timely product introductions and increase sales. We intend to continue to hire many engineering, sales, marketing and support personnel. Competition for these employees, particularly optical engineers, is intense, especially in the San Francisco Bay area. We may not be successful in attracting and retaining qualified personnel.

  Our future success depends upon the continued services of our executive officers and other key engineering, sales, marketing and support personnel, including Hugh C. Martin, our President, Chief Executive Officer and Chairman of our board of directors. None of our officers or key employees is bound by an employment agreement for any specific term, and we do not have "key person" life insurance policies covering any of our employees.

If we or our employees become subject to unfair hiring claims, we could be precluded from hiring needed personnel, incur substantial costs in defending ourselves and incur damages.

  Companies in our industry frequently claim that their competitors have engaged in unfair hiring practices. As a result of these types of claims, we may incur damages, lose potential employees or encounter disruptions in the operation of our business. We have received claims of this kind in the past and we may receive claims of this kind in the future. We could incur

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations, Continued

substantial costs, including management time and attention, in defending ourselves and our employees against these types of claims, regardless of their merits.

Our success depends on our customers and potential customers building new communications systems and offering new communications services to their end-user customers, which we have no ability to foresee or control.

  If our customers and potential customers are not successful in building their communications systems, promoting their products, including new revenue-generating data services, receiving requisite approvals and accomplishing the many other requirements for the success of their businesses, our growth will be limited. Many factors in addition to the effectiveness of our products influence the ultimate success of our customers, and we have no control over these factors. In addition, we have limited ability to foresee the competitive success of our customers and to plan accordingly.

If our products do not operate properly with other equipment in our customers' networks, we may suffer product installations delays, order cancellations or product returns, and our reputation could be harmed.

  Our products are designed to interface with our customers' existing networks, each of which has its own specifications and is based on various industry standards. Many of our customers' networks contain multiple generations of products that were added as their networks grew and evolved. Our products must interoperate with other existing and future products within these networks. When interoperability problems occur, it may be difficult to identify their source. Whether or not these problems are due to our products, they may cause us to incur warranty, support and repair costs, divert the attention of our engineering personnel from our product development efforts and suffer customer relations problems.

Our products may have defects that we find only after full deployment in complex networks, which could seriously harm our business.

  Our products and their OPTX operating system and OLMP inter-network communication protocol are technically advanced and highly complex and have been tested or deployed on only a limited basis. It is common for complex hardware and software to have defects, some of which are significant, that are not discovered in limited trials. The ONLINE9000, ONLINE7000, OPTX, OLMP and any future products or releases can only be fully tested when deployed for an extended period of time as part of networks that include equipment from other vendors. Consequently, our customers may discover defects in our hardware or software after deployment, and we could experience:

  . loss of or delay in revenue and loss of market share;

  . loss of customers;

  . damage to our reputation;

  . diversion of development resources;

  . increased service and warranty costs;

  . legal actions by customers exposing us to product liability claims and significant legal expenses; and

  . increased insurance costs.

Our products may become obsolete if we do not quickly meet industry standards that may emerge.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations, Continued

  Our success depends in part on both the adoption of industry standards for new technologies in our market and our products' compliance with industry standards. To date, no industry standard for our products has been adopted. The absence of an industry standard may prevent market acceptance of our products if potential customers delay purchases of new equipment until standards are adopted. In addition, if our products cannot support an industry standard, potential customers may not choose our products. As a result, we may incur significant losses due to lack of customer demand, excess inventory and diversion of our engineers from product development efforts.

If we are unable to protect and enforce our intellectual property rights, we may be unable to compete effectively.

  We regard substantial elements of our products and services as proprietary and attempt to protect them by relying on patent, trademark, service mark, copyright and trade secret laws. We also rely on confidentiality procedures and contractual provisions with our employees, consultants and corporate partners. Any steps we take to protect our intellectual property may be inadequate, time consuming and expensive. Furthermore, despite our efforts, we may be unable to prevent third parties from infringing upon or misappropriating our intellectual property, which could harm our business.

  It is possible that no patents will be issued from our currently pending or future patent applications. Moreover, any issued patents may not provide us with any competitive advantages over, or may be challenged by, third parties.

  Because legal standards relating to the validity, enforceability and scope of protection of intellectual property rights of software are uncertain and still evolving, the future viability or value of our intellectual property rights is uncertain. Effective patent, trademark, copyright and trade secret protection may not be available in some countries in which our products are distributed. Furthermore, our competitors may independently develop similar technologies that limit the value of our intellectual property or design around patents issued to us.

Necessary licenses for third-party software may not be available to us or may be very expensive.

  In the future, we may be required to license from third parties software that is used in our products or is required to develop new products or product enhancements. While we have been able to license third-party software to date, in the future third-party licenses may not be available to us on commercially reasonable terms or at all. Third parties who hold exclusive rights to software technology that we seek to license may include our competitors. If we are unable to obtain any necessary third-party licenses, we would be required to redesign our product or obtain substitute technology, which may perform less well, be of lower quality or be more costly.

We are involved in an intellectual property dispute and in the future we may become involved in similar disputes, which could subject us to significant liability, divert the time and attention of our management and prevent us from selling our products.

  In March 2000, Nortel Networks filed suit against us in the United States District Court for the Northern District of California. The suit alleges that our products infringe five patents held by Nortel Networks, and sets forth allegations of misappropriation of trade secrets, unlawful business practices and common law unfair competition. We are in the process of investigating these allegations. Nortel Networks is seeking preliminary and permanent injunctions and damages against us in connection with these claims. If Nortel Networks is able to obtain an injunction preventing us from selling our products, we would suffer a substantial reduction in our revenues and incur losses over an extended period of time. We expect to incur substantial legal and other expenses as well as diversion of management and technical time and attention in connection with this litigation. The expenses and diversion of resources associated with this litigation could seriously harm our business and financial condition and could affect our ability to raise capital in the future. In the event of an adverse ruling, we may be unable to sell our products or be required to pay substantial damages to Nortel Networks, and if this litigation is resolved by settlement, we might need to make substantial payments to Nortel Networks.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations, Continued

  In the future, we may be a party to litigation to protect our intellectual property or as a result of other alleged infringements of intellectual property. These claims and any resulting lawsuit, if successful, could subject us to significant liability for damages and invalidate our proprietary rights. These lawsuits, regardless of their success, would be time-consuming and expensive to resolve and would divert management time and attention. Any potential intellectual property litigation also could force us to do one or more of the following:

  . stop selling, incorporating or using our products that use the challenged intellectual property;

  . obtain from the owner of the infringed intellectual property right a license to sell or use the relevant technology, which license may not be available on reasonable terms, or at all; or

  . redesign those products that use the challenged technology.

  If we are forced to take any of these actions, our business may be harmed. Although we carry general liability insurance, our insurance may not cover potential claims of this type or may not be adequate to indemnify us for all liability that may be imposed.

We may not be able to obtain additional financing to satisfy our future capital needs.

  Unlike many companies, we intend to expand our sales and marketing activities, manufacturing activities and inventory faster than increases in actual or forecasted revenue. If we achieve our growth targets, our working capital needs will increase, so we may need to raise additional capital in order to fund expansion. We may also need additional capital in order to develop new services or products, or to acquire complementary services, businesses or technologies. Product development and acquisition activities are particularly capital-intensive in our industry. Additional financing may not be available on terms favorable to us, or at all. Future debt financing may limit our financial and operating flexibility. If we issue additional equity securities, stockholders may experience additional dilution or the new equity securities may have rights, preferences or privileges senior to those of the then-existing holders of common stock.

Any acquisitions we make could disrupt our business and harm our financial condition.

  We intend to acquire or invest in complementary businesses, products and technologies. We may not successfully integrate any businesses, products, technologies or personnel that we might acquire in the future, and, as a result, our operating results could suffer. These acquisitions or investments could lead to:

  . stock issuances that would reduce our current stockholders' percentage ownership;

  . debt that will give rise to interest charges and may impose material restrictions on the manner in which we operate our business;

  . responsibility for unanticipated liabilities;

  . amortization expenses related to goodwill and other intangible assets;

  . large and immediate write-offs;

  . problems combining the purchased operations, technologies or products with ours;

  . unanticipated costs;

  . diversion of management's attention from our core business;

  . adverse effects on existing relationships with suppliers and customers;

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations, Continued

  . risks associated with entering markets in which we have limited prior experience; and

  . potential loss of key employees, particularly those of the acquired organizations.

The continuing control of ONI Systems by insiders could delay or prevent a change in corporate control, which could prevent you from realizing a premium over the market price of our common stock.

  As of June 30, 2000, our executive officers, directors and entities affiliated with them beneficially owned approximately 35.25% of our outstanding common stock. These stockholders, if acting together, would be able to influence all matters requiring approval by our stockholders, including the election of directors and the approval of mergers or other business combination transactions. This ability to exercise influence over all matters requiring stockholder approval could prevent or significantly delay another company or person from acquiring or merging with us. As a result, offers to acquire ONI Systems which represent a premium over the available market price of our common stock may be withdrawn or otherwise fail to be realized.

The continuing control of ONI Systems by insiders could permit insiders to engage in transactions to the detriment of stockholder value.

  We have engaged in transactions with related parties, including loans to executive officers. The ability of executive officers, directors and their affiliated entities to exercise influence over all matters requiring stockholder approval could enable insiders to approve transactions involving each other that might otherwise not be approved and which could reduce the market price of our common stock.

We have experienced and expect to continue to experience volatility in our share price which could negatively affect our stock price.

  The market price of our common stock may fluctuate significantly in response to a number of factors, some of which are beyond our control, including:

  . changes in financial estimates by securities analysts;

  . changes in market valuations of communications and Internet infrastructure-related companies;

  . announcements, by us or our competitors, of new products or of significant acquisitions, strategic partnerships or joint ventures; and

  . volume fluctuations, which are particularly common among highly volatile securities of Internet-related companies.

  The stock markets, particularly the Nasdaq National Market on which our common stock is listed, have experienced substantial price and volume fluctuations. These fluctuations have particularly affected the market prices of equity securities of many technology, networking and Internet-related companies and have often been unrelated or disproportionate to the operating performance of those companies. In the past, following periods of volatility in the market price of a company's securities, securities class action litigation has often been instituted against that company. Litigation, if instituted, could result in substantial costs and a diversion of management's attention and resources.

Future sales of a substantial amount of our common stock could cause our stock price to fall.

  Our current stockholders hold a substantial number of shares, which they will be able to sell in the public market in the near future. Future sales of a substantial number of shares of our common stock could cause our stock price to

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations, Continued

fall. In addition, the future sale of shares by existing stockholders could impair our ability to raise capital through the sale of additional stock.

Provisions of Delaware law, our certificate of incorporation and our bylaws could delay or prevent a takeover of us, which could prevent you from realizing a premium over the market price of our common stock.

  Provisions of Delaware law, our certificate of incorporation and bylaws could have the effect of delaying or preventing a third party from acquiring us, even if a change in control would be beneficial to our stockholders. These provisions include:

  . authorizing the issuance of preferred stock without stockholder approval;

  . providing for a classified board of directors with staggered, three year terms;

  . prohibiting cumulative voting in the election of directors;

  . prohibiting stockholders from calling stockholders meetings; and

  . prohibiting stockholder actions by written consent.

    These provisions and other provisions of Delaware law could make it more difficult for a third party to acquire us, even if doing so would benefit our stockholders. As a result, offers to acquire ONI Systems which represent a premium over the available market price of our common stock may be withdrawn or otherwise fail to be realized.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

Interest Rate Sensitivity

  We do not currently use derivative financial instruments for speculative trading or hedging purposes. In addition we maintain our cash equivalents in money market funds. Accordingly, we are not a party to financial instruments or contracts, and do not have investments, that expose us to material interest rate risk.

Exchange Rate Sensitivity

  Currently, all of our sales and expenses are denominated in United States Dollars. Therefore, we have not engaged in any foreign exchange hedging activities to date. We do expect to conduct transactions in foreign currencies in the future, so we may engage in foreign exchange hedging activities at that time.

Part II.  Other Information

Item 1.  Legal Proceedings.

     In October 1999, Nortel Networks filed suit in the Superior Court for the Province of Quebec, District of Montreal, Canada against us and several of our employees who were former employees of Nortel Networks. This Canada suit sought an injunction to prevent us from hiring additional Nortel Networks' employees and to prohibit the use of Nortel Networks' trade secrets by us. In October 1999 and November 1999, temporary orders were issued prohibiting the former Nortel Networks' employees from soliciting current Nortel Networks' employees and from using specified Nortel Networks' trade secrets.

     In March 2000, Nortel Networks filed an additional suit against us in the United States District Court for the Northern District of California. This California suit involves allegations that our products infringe five patents held by Nortel Networks, and sets forth allegations of misappropriation of trade secrets, unlawful business practices and common law unfair competition. Nortel Networks seeks preliminary and permanent injunctions and damages against us in connection with these claims.

     In April 2000, we filed a motion to dismiss Nortel Networks' claims for misappropriation of trade secrets, unlawful business practices and common law unfair competition from the California suit. We also filed an answer and counterclaims asserting unfair business practices, tortious interference, breach of contract and seeking declarations of invalidity, unenforceability and non-infringement of the patents against Nortel Networks. On June 23, 2000, the court dismissed one of Nortel Network unfair competition claims and stayed its remaining claims for trade secret misappropriation and unlawful business practices in the California suit because of the pendency of the suit in Canada. On July 14, 2000, Nortel Networks filed a Discontinuance of Suit dismissing the suit in Canada against our employees and us and terminating the temporary orders previously issued in this suit. Simultaneous with this, Nortel Networks filed a Notice of Motion to lift the stay of the trade secret misappropriation and unlawful business practices claims in the California suit.

     We are in the process of investigating the claims asserted by Nortel Networks. We believe that we have meritorious defenses against Nortel Networks' allegations, and we intend to defend the Nortel Networks litigation vigorously. Based on our investigation to date, we believe that our products do not infringe the Nortel Networks patents and that we have not engaged in misappropriation of trade secrets, unlawful business practices or common law unfair competition.

     In the event that an injunction is granted that prevents us from selling our products, we would have to either negotiate a license with Nortel Networks or engage in a redesign of our products. We may not be able to obtain a license from Nortel Networks on commercially reasonable terms, or at all. Accordingly, a permanent injunction would result in a substantial reduction in our revenue and result in losses over an extended period of time.

     We expect to incur substantial legal and other expenses in connection with the Nortel Networks litigation. In addition, we expect the Nortel Networks litigation to continue to divert the efforts and attention of our management and technical personnel. Patent litigation is highly complex and can extend for a protracted period of time, which can substantially increase the cost of litigation. Accordingly, the expenses and diversion of resources associated with this litigation could seriously harm our business and financial condition and could affect our ability to raise capital in the future. In the event of an adverse ruling, we also could be required to pay damages to Nortel Networks, and if this litigation is resolved by settlement, we might need to make substantial payments to Nortel Networks, which could harm our business and financial condition. We believe these claims will not have a material adverse effect on our business, financial condition or results of operation.

Item 2.  Changes in Securities and Use of Proceeds.

(a)  Recent Sales of Unregistered Securities.

On May 9, 2000, we sold 1,333,333 shares of Series H preferred stock to Sun Microsystems, Inc. at a price per share of $15.00 for aggregate proceeds of $20.0 million. These shares of Series H preferred stock automatically converted into 969,697 shares of common stock upon the closing of our initial public offering on June 6, 2000. These shares were issued by us in reliance upon Rule 506 promulgated under the Securities Act of 1933, as amended.

Concurrent with the closing of our initial public offering, we sold an aggregate of 560,000 shares of common stock to Internet Initiative Japan Inc. and CCT Telecom Holdings Limited at a price per share of $25.00 for aggregate proceeds of $14.0 million. These shares of common stock were issued by us in reliance upon Regulation S promulgated under the Securities Act.

From April 1, 2000 to May 31, 2000, we issued 1,529,388 unregistered shares of common stock pursuant to the exercise of stock options at exercise prices ranging from $0.0049 to $10.00 per share, a weighted-average exercise price of $0.1246 per share. All of these stock options were granted under our 1997 Stock Option Plan, 1998 Equity Incentive Plan or 1999 Equity Incentive Plan prior to our initial public offering. Our issuance of these shares upon the exercise of these options was exempt from registration pursuant to Section 4(2) of, or Rule 701 promulgated under, the Securities Act.

(b)  Use of Proceeds from Registered Securities.

On May 31, 2000, in connection with our initial public offering, a Registration Statement on Form S-1 (No. 333-32104) was declared effective by the Securities and Exchange Commission, pursuant to which 9,200,000 shares of our common stock were offered and sold for our account at a price of $25.00 per share, generating gross offering proceeds of $230 million. The managing underwriters were Goldman, Sachs & Co., Banc of America Securities LLC, Chase Securities Inc. and FleetBoston Robertson Stephens Inc. Our initial public offering closed on June 6, 2000. Concurrently with the completion of the offering, we sold in two private placements an aggregate of 560,000 shares of common stock to Internet Initiative Japan Inc. and CCT Telecom Holdings Limited for $25.00 per share. After deducting approximately $16 million in underwriting discounts and approximately $2 million in other related expenses, the net proceeds of the IPO and private placements offering were approximately $226.1 million.

We have not yet used any funds from the initial public offering. We expect to use the net proceeds from the initial public offering for working capital, capital expenditures and other general corporate purposes. We may also use a portion of the net proceeds from this offering to acquire or invest in businesses, technologies or products that are complementary to our business. We currently have no commitments or agreements with respect to any acquisitions or investments. We have not determined the amounts we plan to spend on any of the uses described above or the timing of these expenditures. Pending our use of the net proceeds, we intend to invest them in short-term, interest-bearing, investment-grade securities.

Item 3.  Defaults Upon Senior Securities.

None.

Item 4.  Submission of Matters to a Vote of Security Holders.

(a) On April 25, 2000, we reincorporated in Delaware by merging our predecessor, Optical Networks, Incorporated, a California Corporation, into its wholly-owned subsidiary ONI Systems Corp., a Delaware corporation. Pursuant to a written consent of the shareholders of Optical Networks dated April 13, 2000, the following matters were approved, all of which were reflected in our Registration Statement or documents filed as exhibits thereto. In addition, each of these matters was approved by Optical Networks, Incorporated, as our sole stockholder prior to the reincorporation, pursuant to a written consent dated April 24, 2000. The number of shares for which consents were received approving, the number of shares for which consents were not received or abstaining, and the number of shares for which consents were received but voting against the proposal, for each of the approved matters is indicated.

         1. REINCORPORATION OF THE COMPANY IN DELAWARE. Changing the state of incorporation of the Company from California to Delaware (the "Reincorporation") by means of a merger of the Company, which is currently organized under the laws of California, with and into ONI Systems Corp., a wholly-owned subsidiary of the company organized under the laws of Delaware ("ONI Delaware"), including the adoption of the Agreement and Plan of Merger, the First Amended and Restated Certificate of Incorporation, and the Restated Bylaws of ONI Delaware. For this proposal we sought approval of a majority of the outstanding shares of common stock entitled to vote, voting as a separate class, and a majority of the outstanding shares of preferred stock entitled to vote, voting together as a separate class.

                                      Common Stock          Preferred Stock
                                      ------------          ---------------
        For.........................   26,213,679             71,365,696
        Against.....................      160,656                     --
        Abstained or Not Voted......      517,129                     --

     2. INDEMNITY AGREEMENTS. ONI Delaware entering into Indemnity Agreements with certain of its directors and officers, in substantially the form of Indemnity Agreement attached as an annex to the Information Statement. For this proposal we sought the approval of a majority of the outstanding shares of common stock and preferred stock entitled to vote and not held by members of the board or their affiliates, voting together as a single class.

                                       Common Stock and Preferred Stock on As-
                                           Converted-To-Common Stock Basis
                                       ---------------------------------------
      For............................               51,087,718
      Against........................                  498,996
      Abstained or Not Voted.........               46,670,946

     3. ADOPTION OF 2000 EQUITY INCENTIVE PLAN. Adoption by ONI Delaware of the 2000 Equity Incentive Plan and the authorization and reservation for issuance under the plan of 7,000,000 shares of Common Stock, plus an automatic increase in the number of shares authorized and reserved for issuance under the plan, on January 1, 2001 and each anniversary thereafter, of 5% of the shares outstanding as of the immediately preceding December 31. For this proposal we sought approval of a majority of the outstanding shares of common stock entitled to vote, voting as a separate class, and a majority of the outstanding shares of preferred stock entitled to vote, voting together as a separate class.

                                         Common Stock      Preferred Stock
                                         ------------      ---------------
      For............................     25,801,336         66,367,548
      Against........................         72,982                 --
      Abstained or Not Voted.........      1,017,646          4,998,148

     4. ADOPTION OF 2000 EMPLOYEE STOCK PURCHASE PLAN. Adoption by ONI Delaware of the 2000 Employee Stock Purchase Plan and the authorization and reservation for issuance under the plan of 1,000,000 shares of Common Stock, plus an automatic increase in the number of shares authorized and reserved for issuance under the plan, on January 1, 2001 and each anniversary thereafter, of 1% of the shares outstanding as of the immediately preceding December 31. For this proposal we sought approval of a majority of the outstanding shares of common stock entitled to vote, voting as a separate class, and majority of the outstanding shares of preferred stock entitled to vote, voting together as a separate class.

                                         Common Stock      Preferred Stock
                                         ------------      ---------------
      For............................     25,989,007         66,367,548
      Against........................         26,252                 --
      Abstained or Not Voted.........        862,621          4,998,148

     5. ADOPTION OF SECOND AMENDED AND RESTATED CERTIFICATE OF INCORPORATION. Adoption of the Second Amended and Restated Certificate of Incorporation of ONI Delaware, which ONI Delaware will file with the Delaware Secretary of State following the Reincorporation and the proposed initial public offering of ONI Delaware common stock. For this proposal we sought approval of a majority of the outstanding shares of common stock entitled to vote, voting as a separate class, and a majority of the outstanding shares of preferred stock entitled to vote, voting together as a separate class.

                                         Common Stock      Preferred Stock
                                         ------------      ---------------
      For............................     25,975,195         71,365,696
      Against........................        377,916                 --
      Abstained or Not Voted.........        537,353                 --

(b) Pursuant to a written consent of our stockholders dated April 28, 2000, our stockholders approved an amendment of our Certificate of Incorporation to create our Series H preferred Stock. This amendment was reflected in the Registration Statement for our initial public offering or documents filed as exhibits thereto. Holders of 18,781,350 shares of ONI common stock and 63,042,608 shares of ONI preferred stock consented to this action.

(c) Pursuant to a written consent of our stockholders dated May 8, 2000, our stockholders approved the adoption of Davis 2000 Equity Incentive Plan. This was reflected in the Registration Statement for our initial public offering or documents filed as exhibits thereto. Holders of 17,876,198 shares of ONI common stock and 50,489,794 shares of ONI preferred stock consented to this action.


Item 5.  Other Information.

None.

Item 6.  Exhibits and Reports on Form 8-K.

(a)  Exhibits.  The following exhibits are filed as part of this Form 10-Q:
     10.07 Davis Stock Option Plan and Agreement (incorporated herein by reference to Exhibit 10.07 of the Company's Registration Statement on Form S-8 filed with the Securities and Exchange Commission on June 1, 2000)

      27.1  Financial Data Schedule

(b)   Reports on Form 8-K
      The Company did not file any reports on Form 8-K during the quarter ended June 30, 2000.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: August 11, 2000                   ONI SYSTEMS CORP.


                                        By   /s/ Chris A. Davis
                                           ---------------------------
                                             Chris A. Davis
                                             Executive Vice President, Chief
                                             Financial and Administrative
                                             Officer