Form 10-Q
period 2000-09-30
ONI SYSTEMS CORP
filed 2000-11-14
CIK 1107067

================================================================================

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D. C. 20549

                               ------------------

                                    FORM 10-Q

(Mark One)

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities
    Exchange Act of 1934 for the Quarterly Period Ended September 30, 2000

                                       OR

[_] Transition Report Pursuant to Section 13 or 15(d) of the Securities
    Exchange Act of 1934 for the Transition Period from ___________ to
    ___________.

                        Commission File Number 000-30633

                               ------------------

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

                              ------------------

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [_]

     There were 131,776,411 shares of the Company's common stock, par value $0.0001, outstanding on October 31, 2000.

================================================================================

                                ONI SYSTEMS CORP.

                                    FORM 10-Q

                    Quarterly Period Ended September 30, 2000

                                Table of Contents

                          PART I. Financial Information

                                                                                                                       Page
                                                                                                                       ----
Item 1.     Financial Statements (unaudited)

            Condensed Consolidated Balance Sheets as of September 30, 2000 and December 31, 1999....................    3

            Condensed Consolidated Statements of Operations for the three and nine months ended September 30,
            2000 and 1999...........................................................................................    4

            Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2000 and
            1999....................................................................................................    5

            Notes to Condensed Consolidated Financial Statements....................................................    6

Item 2.     Management's Discussion and Analysis of Financial Condition and Results of Operations...................   11

Item 3.     Quantitative and Qualitative Disclosures about Market Risk..............................................   23

                                             PART II. Other Information

Item 1.    Legal Proceedings.......................................................................................    24

Item 2.    Changes in Securities and Use of Proceeds...............................................................    25

Item 3.    Defaults Upon Senior Securities.........................................................................    25

Item 4.    Submission of Matters to Vote of Security Holders.......................................................    25

Item 5.    Other Information.......................................................................................    25

Item 6.    Exhibits and Reports on Form 8-K........................................................................    26

Signatures........................................................................................................     27

Exhibit Index.....................................................................................................     28

Part I. Financial Information

Item 1. Condensed Consolidated Financial Statements

                                ONI SYSTEMS CORP.

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (In thousands)
                                   (unaudited)


                                                                          September 30,       December 31,
                                                                          -------------       ------------
                                                                              2000                1999
                                                                              ----                ----
                                         ASSETS
                                         ------

Cash and cash equivalents..................................................     197,005           $  80,023
Accounts receivable........................................................      16,218                 163
Inventory, net.............................................................      51,362               9,649
Property and equipment, net................................................      37,737               5,315
Prepaid expenses and other assets..........................................       8,162               5,792
                                                                              ---------           ---------
   Total assets............................................................   $ 310,484           $ 100,942
                                                                              =========           =========


                            LIABILITIES AND STOCKHOLDERS' EQUITY
                            ------------------------------------

Accounts payable and accrued liabilities...................................   $  22,522           $   8,681
Deferred revenue...........................................................         283                  --
Capital lease obligations..................................................         380                 534
                                                                              ---------          ----------
   Total liabilities.......................................................      23,185               9,215
                                                                              ---------          ----------
Capital stock..............................................................     451,553             147,350
Accumulated deficit........................................................    (164,254)            (55,623)
                                                                              ---------          ----------
   Total stockholders' equity..............................................     287,299              91,727
                                                                              ---------          ----------
   Total liabilities and stockholders' equity..............................   $ 310,484           $ 100,942
                                                                              =========          ==========

                                ONI Systems Corp.

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                     (In thousands, except per share data)
                                   (unaudited)

                                                                      Three months ended                Nine months ended
                                                                         September 30,                    September 30,
                                                                         -------------                    -------------
                                                                       2000           1999              2000          1999
                                                                       ----           ----              ----          ----
Revenue .....................................................   $     16,381     $        742     $     29,498    $    1,707
     Cost of goods sold......................................         11,126              206           20,845           964
                                                               -------------------------------------------------------------
Gross profit.................................................          5,255              536            8,653           743
Operating expenses:
     Research and development................................         13,469            7,147           37,814        14,443
     Sales and marketing.....................................          7,164            1,100           16,092         2,429
     General and administrative..............................          4,364              777           11,894         1,818
     Amortization of deferred stock compensation*............         18,000            3,380           50,065         6,326
     Amortization of goodwill and intangibles................            860              807            2,734           807
     Common stock warrant expense............................             --               --            4,545            --
                                                               -------------------------------------------------------------
          Total operating expenses...........................         43,857           13,211          123,144        25,823
                                                               -------------------------------------------------------------
          Operating loss.....................................        (38,602)         (12,675)        (114,491)      (25,080)
Other income, net ...........................................          3,515              125            5,861           476
                                                               -------------------------------------------------------------
               Loss before income taxes......................        (35,087)         (12,550)        (108,630)      (24,604)
Income taxes.................................................             --               --                2             1
                                                               -------------------------------------------------------------
               Net loss......................................        (35,087)         (12,550)        (108,632)      (24,605)
Beneficial conversion of preferred stock.....................             --               --            4,242            --
                                                               -------------------------------------------------------------
               Net loss attributable to common
                  stockholders...............................   $    (35,087)    $    (12,550)    $   (112,874)   $  (24,605)
                                                               =============    =============    =============  ============
Basic and diluted net loss per share.........................   $      (0.30)    $      (0.63)    $      (1.01)   $    (1.64)
                                                               =============    =============    =============  ============
Weighted average shares outstanding used in
   computing basic and diluted net loss per share............        118,774           20,065          111,739        14,965
                                                               =============    =============    =============  ============

__________________________
     * Amortization of deferred stock compensation:

       Cost of good sold.....................................   $    2,286       $       --       $     6,359    $       --
       Research and development..............................        9,029            2,510            25,113         4,698
       Sales and marketing...................................        3,584              348             9,968           651
       General and administrative............................        3,101              522             8,625           977
                                                                -----------------------------------------------------------
                                                                $   18,000       $    3,380       $    50,065    $    6,326

                                ONI SYSTEMS CORP.

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                   (unaudited)

                                                                                              Nine months ended
                                                                                                September 30,
                                                                                                ------------
                                                                                               2000       1999
                                                                                               ----       -----
Cash flows from operating activities:
     Net loss.............................................................................   $(108,632)   $ (24,605)
     Adjustments to reconcile net loss to net cash used in operating activities:
          Depreciation and amortization...................................................       8,839        1,030
          Amortization of deferred stock compensation.....................................      50,065        6,326
          In-process research and development.............................................          --          170
          Loss on disposal of property and equipment......................................         112           --
          Value of leased facilities received in exchange for preferred stock.............          85           61
          Amortization of debt financing costs............................................          33           64
          Common stock warrant expense....................................................       4,545           --
          Stock-based compensation for non-employees......................................         241           --
          Changes in operating assets and liabilities:
               Accounts receivable........................................................     (16,055)       1,118
               Inventory..................................................................     (41,713)      (2,060)
               Prepaid expenses and other assets..........................................      (4,726)        (355)
               Accounts payable and accrued liabilities...................................      13,841        4,025
               Deferred revenue...........................................................         283           50
                                                                                             ---------    ---------
     Net cash used in operating activities................................................     (93,082)     (14,176)
                                                                                             ---------    ---------

Cash flows used in investing activities:

     Purchase of property and equipment...................................................     (39,222)      (2,408)
     Proceeds from disposal of property and equipment.....................................         173           --
     Acquisition of Object-Mart, net of cash acquired.....................................          --       (1,744)
                                                                                             ---------    ---------
     Net cash used in investing activities................................................     (39,049)      (4,152)
                                                                                             ---------    ---------

Cash flows from financing activities:
     Payments under capital lease obligations.............................................        (153)         (30)
     Proceeds from issuance of preferred stock, net of issuance costs.....................      21,961       22,234
     Proceeds from repayment of shareholder loans.........................................         178           --
     Proceeds from issuance of common stock, net of issuance costs........................     227,127          133
                                                                                             ---------    ---------
     Net cash provided by financing activities............................................     249,113       22,337
                                                                                             ---------    ---------
     Net increase (decrease) in cash and cash equivalents.................................     116,982        4,009
Cash and cash equivalents at beginning of period..........................................      80,023       19,091
                                                                                             ---------    ---------
Cash and cash equivalents at end of period................................................   $ 197,005    $  23,100
                                                                                             =========    =========

                                   ONI SYSTEMS CORP.

             NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                   September 30, 2000

1. Description of Business

     ONI Systems Corp. develops, markets and sells optical communications equipment to communications service providers in the metropolitan and regional area markets.

     ONI was originally incorporated in California, as Optical Networks, Incorporated, on October 20, 1997, and through November 1999, was considered to be in the development stage, principally engaged in research and development, raising capital and building its management team. ONI recognized its first commercial sale in the fourth quarter of 1999 with the licensing of its network operating system. Historically, ONI also recognized revenue derived from research and development contracts with agencies of the United States government. These contracts were completed in June 1999. ONI was reincorporated in Delaware and changed its name to ONI Systems Corp. in April 2000. Share capital information for all periods has been retroactively adjusted to reflect the par value of common and preferred stock and amounts of paid-in capital.

2. Basis of Presentation

     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission and, therefore, do not include all the information and footnotes necessary for a complete presentation of ONI's results of operations, financial position, and cash flows in conformity with generally accepted accounting principles. The unaudited financial statements reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position at September 30, 2000 and the operating results for the three and nine months ended September 30, 2000 and 1999, and cash flows for the nine months ended September 30, 2000 and 1999. These financial statements and notes should be read in conjunction with ONI's audited financial statements and notes thereto, included in ONI's Registration Statements on Form S-1 declared effective by the Securities and Exchange Commission on October 23, 2000. The condensed consolidated balance sheet at December 31, 1999 has been derived from audited financial statements as of that date.

     The results of operations for the interim periods ended September 30, 2000 and 1999 are not necessarily indicative of results that may be expected for any other interim period or for the full fiscal year ending December 31, 2000.

3. Completion of Initial Public Offering

     In June 2000, ONI completed its initial public offering, or IPO, in which it sold 9,200,000 shares of common stock, including 1,200,000 shares in connection with the exercise of the underwriters' over-allotment option, at $25 per share. Concurrently with the completion of the offering, ONI sold in two private placements an aggregate of 560,000 shares of common stock to Internet Initiative Japan Inc. and CCT Telecom Holdings Limited for $25 per share. The net proceeds of the IPO and private placements, after deducting underwriters' discount and other offering expenses, were approximately $226.1 million. Upon the completion of the IPO, all outstanding convertible preferred stock converted into an aggregate of 80,164,597 shares of common stock. Subsequent to the IPO, ONI's authorized capital consisted of 700,000,000 shares of common stock, $0.0001 par value, and 10,000,000 shares of preferred stock, $0.0001 par value. There were 126,056,209 shares of common stock outstanding as of September 30, 2000.

4. Revenue Recognition

     ONI recognizes revenue from product sales upon shipment, assuming collectibility of the resulting receivable is probable. When the arrangement with the customer includes future obligations or obtaining customer acceptance, revenue is recognized when those obligations have been met or customer acceptance has been received.

                               ONI SYSTEMS CORP.

                              September 30, 2000

     ONI sells licenses for embedded software and application software. Revenue from transactions involving ONI's software products is accounted for in accordance with Statement of Position (SOP) 97-2, Software Revenue Recognition, and SOP 98-9, Software Revenue Recognition with Respect to Certain Arrangements. Accordingly, ONI recognizes revenue from licenses of software products provided that a purchase order has been received, the software and related documentation have been shipped, collection of the resulting receivable is deemed probable, and the fee is fixed and determinable.

     Services revenue consists primarily of training and installation services. Revenues from training and installation services are recognized as the services are performed. To date, service revenue has not been significant.

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

5. Net Loss Per Share

     Basic and diluted net loss per share have been computed in accordance with Statement of Financial Accounting Standards (SFAS) No. 128, "Earnings per Share". Basic net loss per share has been computed using the weighted-average number of common shares outstanding during the period. Diluted net loss per share is computed using the weighted-average number of common shares and dilutive potential common shares outstanding during the period, using the as-if-converted method for convertible preferred shares and the treasury stock method for options and warrants. All potential common shares have been excluded from the computation of diluted net loss per share for all periods presented because the effect would be antidilutive. The following table presents the calculation of basic and diluted net loss per share (in thousands, except per share data):

                                                      Three months ended                Nine months ended
                                                         September 30,                     September 30,
                                                         -------------                     -------------
                                                       2000             1999            2000           1999
                                                       ----            ----             ----           ----
Net loss attributable to common
   stockholders............................     $      35,087    $      12,550    $     112,874    $      24,605
                                                -------------    -------------    -------------    -------------
Basic and diluted:
Weighted-average shares of common stock
   outstanding.............................           126,174           23,987          118,671           18,877
Less: weighted-average shares subject to
   repurchase..............................             7,400            3,922            6,932            3,912
                                                -------------    -------------    -------------    -------------
Weighted-average shares used in computing
   basic and diluted net loss per common
   share...................................           118,774           20,065          111,739           14,965
                                                -------------    -------------    -------------    -------------
Basic and diluted net loss per common
   share...................................     $       (0.30)   $       (0.63)   $       (1.01)   $       (1.64)
                                                -------------    -------------    -------------    -------------

                               ONI SYSTEMS CORP.

                              September 30, 2000

6. Inventory

     Inventory consists of:

                                                                                         September    December 31,
                                                                                          30, 2000        1999
                                                                                         ---------    -----------
     Raw materials....................................................................    $19,799        $ 8,914
     Work in progress.................................................................     14,399             --
     Finished goods...................................................................     11,918            735
     Consignment inventory............................................................      5,246             --
                                                                                        ---------      ---------
                                                                                          $51,362        $ 9,649
                                                                                        =========      =========

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

     ONI uses the intrinsic value method prescribed by APB No. 25 in accounting for its stock-based compensation arrangements for employees whereby compensation cost is recognized to the extent the fair value of the underlying common stock exceeds the exercise price of the stock options at the date of grant. Deferred stock compensation is being amortized on an accelerated basis over the vesting period, generally four years, consistent with the method described in FASB Interpretation No. 28. Amortization of deferred stock compensation for the three months ended September 30, 2000 and 1999 was $18.0 million and $3.4 million, respectively, and for the nine months ended September 30, 2000 and 1999 was $50.1 million and $6.3 million, respectively.

     During the three months ended September 30, 2000, ONI repurchased 639,333 unvested restricted shares in consideration of the cancellation of notes receivable in the amount of $58,000 against these shares.

     In connection with ONI's spin-out from Optivision in December 1997, ONI was obligated to issue 233,468 shares of common stock to an equipment finance company upon the exercise by the finance company of its warrants to purchase capital stock of Optivision. The finance company exercised these warrants, and ONI issued 233,468 shares of ONI's common stock to the finance company on August 14, 2000. We did not receive any proceeds from the exercise of these warrants.

8. Recent Accounting Pronouncements

     In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin (SAB) No. 101, which summarizes views of the Commission staff in applying generally accepted accounting principles to revenue recognition in financial statements. ONI believes that its current revenue recognition principles comply with this bulletin.

     In March 2000, the Financial Accounting Standards Board (FASB) issued Interpretation No. 44 (FIN 44) "Accounting for Certain Transactions involving Stock Compensation--an Interpretation of Accounting Principles Board (APB) Opinion No. 25". FIN 44 clarifies the application of APB Opinion No. 25 and is effective July 1, 2000. To date, FIN 44 has not had a material effect on ONI's financial position or results of operations.

     In June 2000, the FASB issued SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities, an amendment to SFAS No. 133". Statement No. 138 addresses a limited number of issues causing implementation difficulties for companies that are required to apply SFAS No
133. SFAS No. 133, as amended by SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities--Deferral of the effective date of SFAS No. 133", and SFAS No. 138 are effective for all fiscal quarters of all fiscal years beginning after June 15, 2000. ONI has not determined the impact that SFAS 133 and SFAS 138 will have on its financial statements and believes that such determination will not be meaningful until closer to the date of initial adoption.

                                ONI SYSTEMS CORP.

                               September 30, 2000

9. Segment Reporting

     ONI has adopted SFAS No. 131, Disclosures About Segments of an Enterprise and Related Information. SFAS No. 131 establishes standards for the manner in which public companies report information about operating segments in annual and interim financial statements. It also establishes standards for related disclosures about products and services, geographic areas and major customers. The method for determining what information to report is based on the way management organizes the operating segments within a company for making operating decisions and assessing financial performances.

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

     Beginning January 1, 2000, ONI's revenue has been derived from sales of its ONLINE9000 and ONLINE7000 products. ONI expects to continue selling the ONLINE9000 and ONLINE7000 in the future, and also to develop other lines of products for sale. ONI's geographic distribution of revenues for the three and nine months ended September 30, 2000, is as follows:

                                                     Three months ended         Nine months ended
                                                     September 30, 2000         September 30, 2000
                                                     ------------------         ------------------
       North America.............................          76%                           66%
       Asia......................................          23%                           25%
       Europe....................................           1%                            8%

     Through December 31, 1999, ONI's revenue was primarily from government research and development contracts. These contracts were completed in 1999, and they will not contribute to ONI's revenue in the future as ONI will not continue these activities.

10. Contingencies

     In March 2000, Nortel Networks filed suit against ONI in the United States District Court for the Northern District of California. The suit alleges that ONI's products infringe five patents held by Nortel Networks, and sets forth allegations of misappropriation of trade secrets, unlawful business practices and common law unfair competition. Nortel Networks is seeking preliminary and permanent injunctions and damages against ONI in connection with these claims. In April 2000, ONI filed a motion to dismiss Nortel Networks' claims for misappropriation of trade secrets, unlawful business practices and common law unfair competition. ONI also filed an answer and counterclaims asserting unfair business practices, tortious interference, breach of contract and seeking declarations of invalidity, unenforceability and non-infringement of the patents against Nortel Networks. On June 23, 2000, the court dismissed one of Nortel Networks' unfair competition claims and stayed its remaining claims for trade secret misappropriation and unlawful business practices in California. On July 14, 2000, Nortel Networks filed a Notice of Motion to lift the stay of the trade secret misappropriation and unlawful business practices claims in the California suit, which was granted in September 2000. ONI expects to incur substantial legal and other expenses in connection with the Nortel Networks litigation. In the event of an adverse ruling, ONI also could be required to pay damages to Nortel Networks. The accompanying consolidated financial statements do not include any costs for damages, if any, that might result from this uncertainty.

     From time-to-time ONI may be subject to other legal proceedings and claims in the ordinary course of business. ONI is not aware of any legal proceedings or claims, including the above matter that ONI believes will have, individually or in the aggregate, a material adverse effect on ONI's business, financial condition or results of operations.

11.  Reclassification

     Certain prior period financial information has been reclassified to conform to the current period presentation.

12. Subsequent Events

     In October 2000, ONI completed a follow-on public offering of 8,000,000 shares of common stock at $74.50 per share. Of the 8,000,000 shares offered, 5,646,643 shares were sold by ONI and 2,353,357 shares were sold by existing stockholders of ONI. The net proceeds of this offering to ONI, after deducting underwriting discounts and estimated expenses, were approximately $401.5 million. ONI has granted the underwriters a 30-day option to purchase an additional 1,200,000 shares of common stock to cover over-allotments, if any.

     Concurrently with the completion of the follow-on offering of common stock, ONI sold $300 million of 5% Convertible Subordinated Notes due October 15, 2005. The net proceeds to ONI, after deducting underwriting discounts and other expenses, were approximately $290.3 million. The conversion rate is 10.9129 shares per each $1,000 principal amount of notes, subject to adjustment in certain circumstances. This is equivalent to a conversion price of approximately $91.64 per share. ONI will pay interest on the notes on April 15 and October 15 of each year. The first interest payment will be made on April 15, 2001. ONI has granted the underwriters a 30-day option to purchase an additional $45 million of its 5% Convertible Subordinated Notes due October 15, 2005 to cover over-allotments, if any.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

     Some of the statements contained in this discussion constitute forward-looking statements that involve substantial risks and uncertainties. In some cases, you can identify these statements by forward-looking words such as "may", "will", "should", "expect", "intend", "plan", "anticipate", "believe", "estimate" or "continue" and variations of these words or comparable words. In addition, any statements which refer to expectations, projections or other characterizations of future events or circumstances are forward-looking statements. These forward-looking statements involve known and unknown risks, uncertainties and situations that may cause our or our industry's actual results, level of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these statements. The risk factors contained in this document, as well as any other cautionary language in this document, provide examples of risks, uncertainties and events that may cause our actual results to differ from the expectations described or implied in our forward-looking statements.

     Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. You should not place undue reliance on these forward-looking statements, which reflect our view only as of the date of this report. Except as required by law, we do not undertake to update or revise any forward-looking statement, whether as a result of new information, future events or otherwise.

     In addition, the following information should be read in conjunction with the financial statements and notes thereto included in Item 1 of this Quarterly Report, our Registration Statements on Form S-1 declared effective by the Securities and Exchange Commission on October 23, 2000 and "Factors that May Affect Future Results" in this document.

Overview

     We develop, market and sell optical networking equipment specifically designed to address the bandwidth and service limitations of metropolitan and regional networks. From our inception in October 1997 through November 1999, our operating activities consisted primarily of research and development. We also formed and expanded our administrative, marketing, sales, manufacturing and customer service and support organizations and commenced sales and marketing activities. In January 2000, we released our first product, the ONLINE9000, which is designed for metropolitan and regional markets. In June 2000, we released the ONLINE7000, which is designed to provide metropolitan service providers with a more cost-effective solution for metro access applications.

     We primarily market and sell our products through our direct sales force to competitive local exchange carriers, inter-exchange carriers, internet service and application service providers, cable operators, utilities and their affiliates and incumbent local exchange carriers. In some international regions where it is difficult to maintain a direct sales force, we may rely on resellers for distribution of our products, such as our OEM agreement with Lucent Technologies for the sale of our products in China.

     Our policy is to recognize revenue at the time of shipment unless we have future obligations or customer acceptance is required, in which case revenue is deferred until these obligations are met or the customer accepts the product. Revenue from service obligations are deferred and recognized as the services are performed. Prior to September 30, 1999, our revenue resulted from government research and development contracts and the sale of a non-product related software license.

     We conduct supply chain management, production engineering, documentation and quality assurance at our manufacturing facility in San Jose, California. We outsource most of the manufacturing of optical modules used in our products, and we complete the final assembly of these optical modules at our facilities. The majority of our electronic manufacturing and assembly is outsourced. Currently, we use a number of manufacturing vendors for electronic assemblies while E-TEK Dynamics, Inc., which has been acquired by JDS Uniphase Corporation, performs the majority of our outsourced optical assembly. This approach to manufacturing allows us to:

     . reduce capital equipment expenditures required for a turnkey manufacturing operation;

     . reduce our facilities square footage requirements by limiting the amount of space dedicated to manufacturing and operations;

     . conserve working capital by limiting the amount of inventory we must stock; and

     .    provide flexibility in meeting market demand.

RESULTS OF OPERATIONS

     We plan to increase our operating expenses significantly in order to fund greater levels of research and development, expand our sales and marketing operations, broaden our customer support capabilities and develop new distribution channels. We also plan to expand our general and administrative functions to address the increased reporting and other administrative demands that result from being a publicly traded company and the increasing size of our business. Our operating expenses are largely based on anticipated revenue trends and a high percentage of our expenses are, and will continue to be, fixed in the short term. As a result, a delay in generating or recognizing revenue could cause significant variations in our operating results from quarter to quarter and could result in substantial operating losses.

     In addition, we expect to experience seasonality in the sales of our products. Historically, the telecommunications equipment market has experienced increased sales in the first and fourth quarter of a calendar year due in part to purchasers' budgetary cycles. We further expect that sales may decline during summer months, particularly in European markets, which we believe to represent a significant portion of the market for our products for the foreseeable future. These seasonal variations in our sales may lead to fluctuations in our quarterly operating results.

Net revenue

     Net revenue was $16.4 million for the quarter ended September 30, 2000, an increase of $15.6 million from the comparable quarter in 1999, and was $29.5 million for the nine months ended September 30, 2000, an increase of $27.8 million from the comparable period in 1999. All of the net revenue for the quarter and nine months ended September 30, 2000 was from sales of our ONLINE9000 and ONLINE7000 products. Net revenue recorded for the quarter and nine months ended September 30, 1999 was from government research and development contracts, which were completed in 1999.

Cost of goods sold

     Cost of goods sold was $11.1 million for the quarter ended September 30, 2000, an increase of $10.9 million from the comparable quarter in 1999 and was $20.8 million for the nine months ended September 30, 2000, an increase of $19.9 million from the comparable period in fiscal 1999. As a percentage of net revenue, cost of goods sold for the quarter ended September 30, 2000 was 68%, compared to 28% for the quarter ended September 30, 1999 and was 71% for the nine months ended September 30, 2000, compared to 56% for the nine months ended September 30, 1999. We believe the comparison of these two periods is not meaningful, because our revenue in 1999, and the related cost of goods sold, were from governmental research and development contracts.

     Cost of goods sold as a percentage of revenue for the quarter ended September 30, 2000 is higher than it is anticipated to be in the future due to the high cost of initial start-up of production and the low volume of sales. We expect to develop additional products in the future such that the product mix of our sales may vary. Accordingly, we expect the quarterly gross profit percentages to fluctuate in accordance with the quarterly product mix of related sales.

Research and development expense

     Research and development expense was $13.5 million for the quarter ended September 30, 2000, an increase of $6.3 million from the comparable quarter in 1999, and was $37.8 million for the nine months ended September 30, 2000, an increase of $23.4 million from the comparable period in 1999. The increase in research and development expense is primarily due to the significant expansion of our research and development department, particularly attributable to the increase of engineering staff. Research and development is essential to our future success and we expect that research and development expenses will continue to increase in absolute dollars in future periods.

Sales and marketing expense

     Sales and marketing expense was $7.2 million for the quarter ended September 30, 2000, an increase of $6.1 million from the comparable quarter in 1999 and was $16.1 million for the nine months ended September 30, 2000, an increase of $13.7 million from the comparable period in 1999. We expect to continue to expand our domestic and international sales force and marketing activity, and as a result, expect that the dollar amounts of sales and marketing expenses will continue to increase in absolute dollars in future periods.

General and administrative expense

     General and administrative expense was $4.4 million for the quarter ended September 30, 2000, an increase of $3.6 million from the comparable quarter in 1999 and was $11.9 million for the nine months ended September 30, 2000, an increase of $10.1 million from the comparable period in 1999. The increase in general and administrative expense primarily reflects the expansion in infrastructure to support our planned growth. We expect that the absolute dollar amount of general and administrative expenses will continue to increase in future periods as a result of the expansion of business activity.

Amortization of deferred stock compensation

     Amortization of deferred stock compensation was $18.0 million for the quarter ended September 30, 2000, an increase of $14.6 million from the comparable quarter in 1999 and was $50.1 million for the nine months ended September 30, 2000, an increase of $43.7 million from the comparable period in 1999. From inception through September 30, 2000, we have amortized a total of $64.9 million of deferred stock compensation, leaving an unamortized balance of $72.3 million as of September 30, 2000.

Amortization of goodwill and intangibles

     Amortization of goodwill and intangibles was $0.9 million for the quarter ended September 30, 2000 and $2.7 million for the nine months ended September 30, 2000 ($0.8 million for the comparable periods in 1999). We recorded goodwill of $5.7 million and intangibles of $1.2 million in relation to the acquisition of Object-Mart, Inc. on June 29, 1999. Goodwill and intangibles are being amortized over a period not exceeding two years.

Common stock warrant expense

     In the first quarter of 2000, we recorded an aggregate common stock warrant expense of $4.5 million in connection with two separate transactions in which warrants were issued to purchase shares of common stock. The value of the warrants was expensed in the quarter ended March 31, 2000.

Other income, net

     Other income, net was $3.5 million for the quarter ended September 30, 2000, an increase of $3.4 million from the comparable quarter in 1999 and was $5.9 million for the nine months ended September 30, 2000, an increase of $5.4 million from the comparable period in 1999. The increase was primarily due to the interest earned on the net cash proceeds received in connection with the completion of our initial public offering in June 2000.

Liquidity and Capital Resources

     At September 30, 2000, our principal source of liquidity was our cash and cash equivalents of $197.0 million.

     We used $93.1 million in cash in operating activities in the nine months ended September 30, 2000, an increase of $78.9 million from the $14.2 million used in the nine months ended September 30, 1999. The increase was primarily due to the increase in our net loss of $84.0 million, an increase in inventory of $39.7 million and other working capital of $2.3 million, offset by increased amortization of deferred stock compensation and common stock warrants of $48.3 million, and depreciation and amortization of $7.8 million.

     We used $39.0 million in cash in investing activities in the nine months ended September 30, 2000, an increase of $34.9 million from the $4.2 million used in the nine months ended September 30, 1999. The increase was primarily related to the increase in purchases of property and equipment.

     We generated $249.1 million in cash from financing activities in the nine months ended September 30, 2000, an increase of $226.8 million from the $22.3 million generated in the nine months ended September 30, 1999, primarily from the net proceeds from our initial public offering and the private sales of convertible preferred stock.

     At September 30, 2000, cash and cash equivalents totaled $197.0 million, an increase of $117.0 million from the balance of $80.0 million at December 31, 1999. The increase was due to the receipt of $227.1 million, primarily from the net proceeds of our initial public offering and concurrent private placements, and $22.0 million from the private sales of convertible preferred stock, offset by $93.1 million of cash used in operating activities and $39.0 million of cash used in investing activities.

     In October 2000, ONI completed a follow-on public offering of 8 million shares of common stock and received net proceeds of approximately $401.5 million, after deducting underwriting discounts and estimated expenses. ONI has granted the underwriters a 30-day option to purchase an additional 1.2 million shares of common stock to cover over-allotment, if any.

     Concurrently with the completion of the follow-on public offering of common stock, ONI sold $300 million of 5% Convertible Subordinated Notes due October 15, 2005. The net proceeds to ONI, after deducting underwriting discounts and other expenses, were approximately $290.3 million. ONI has granted the underwriters a 30-day option to purchase an additional $45 million of its 5% Convertible Subordinated Notes due October 15, 2005 to cover over-allotments, if any.

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

     Through September 30, 2000, we incurred cumulative losses of $164.3 million, and we expect to continue to incur losses in the future. If we do not become profitable, the value of our stock will decrease. We have large fixed expenses, and we plan to incur significant and increasing sales and marketing, research and development, manufacturing, and general and administrative expenses. In February 2000, we began to ship our first product, the ONLINE9000, and our revenue to date has been limited. In order for us to become profitable, we will need to generate and sustain higher revenue while maintaining reasonable cost and expense levels.

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

     We commenced business as an independent company in December 1997. We announced general availability of our first product, the ONLINE9000, in January 2000 and our second product, the ONLINE7000, in June 2000. Consequently, we have a limited history upon which we can rely in planning and making the critical decisions that will affect our future operating results. Similarly, because of the relatively immature state of our business, it will be difficult for investors to evaluate our prospects. We will need to make decisions in the immediate future regarding resource allocations for research and development and marketing and sales. If our predictions about the best use of our resources turn out to be inaccurate, we may not make the best use of our resources and we may forego better opportunities. Our limited history makes it difficult for investors to gauge our capability in making these decisions.

We have a limited number of currently available products and, if they are not commercially successful, our revenue will not grow and we may not achieve profitability.

     If our customers and potential customers do not adopt, purchase and successfully deploy our products in large numbers, our revenue may not grow and our business, financial condition and results of operations will be seriously harmed. Since the market for our products is relatively new, future demand for our products is uncertain and will depend on the speed of adoption of optical networking, in general, and optical equipment in metro networks, in particular. No communications service provider has fully deployed our products in large network environments, and they may choose not to do so. Even if service providers do deploy our product fully, it may not operate as expected, which could delay or prevent its adoption.

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

     Any failure of our future products to achieve market acceptance could harm our business and financial results. For example, we are developing new products, including our ONLINE11000. We have devoted and expect to continue to devote significant engineering and financial resources to the development and marketing of new products and features. Unexpected technical challenges could prevent us from successfully developing new products and features in a timely manner or at all. In addition, new products and features could be more costly to develop and test than we anticipate. Even if we are able to develop and introduce new products and features, they may not achieve market acceptance if they do not offer performance desired by customers or if competitors develop products that customers prefer.

We expect that substantially all of our revenue will be generated from a small number of customers, and our revenue will not grow if we do not sell products to them in large numbers and if we do not add customers.

     We expect that substantially all of our revenue will depend on sales of our products to a small number of customers and that our revenue will only grow if these customers purchase substantial quantities of our products. As of September 30, 2000, we had thirteen customers. Most of these customers are not contractually committed to purchase any minimum quantities of our products. If these customers or future customers do not purchase large quantities of our products for any reason, our ability to succeed would be harmed. The decision to purchase substantial quantities of our products will depend, in part, on our customers' and potential customers' desire and ability to introduce or expand commercial services. We cannot be sure that any customer will introduce or expand commercial services utilizing our products on a timely basis, if at all. Any delay in introducing, or failure to introduce, these services would seriously harm our revenue, results of operations and financial condition.

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

     Some of our current and potential competitors are large public companies that have longer operating histories, significantly greater financial, technical and marketing resources, wider customer relationships and a broader product line than we do. Consequently, these competitors are able to devote greater resources to the development, promotion, sale and support of their products. These large public companies are better positioned than we are to acquire companies and new technologies that may displace our products or make them obsolete. Any of these acquisitions could give the acquiring competitor a strategic advantage. Unlike these large public companies, we have limited ability to provide vendor-sponsored financing, which may influence the purchasing decisions of customers and prospective customers. In addition, a number of start-up companies are attracting large amounts of capital and rapidly developing competing technologies in an attempt to market products to communication service providers. These private companies can offer certain investment opportunities that we may be unable to offer to induce potential customers to purchase their products.

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

We depend on sole or limited source suppliers for key components of our products, and if we are unable to buy these components on a timely basis, we will not be able to deliver products to our customers.

     If we are unable to buy components on a timely basis, we will not be able to deliver our products to customers, which would harm our sales and revenue. We currently purchase key components, including optical filters, amplifiers, transmitters, receivers and switches and electronic microprocessors, from limited sources. In addition, we rely on a sole supplier for some optical components, and we are required to purchase at least half of some optical components from E-TEK Dynamics under our supply agreement with E-TEK, which has been acquired by JDS Uniphase. Optical components are complex, and we may not be able to develop multiple or alternate sources of supply in a timely manner, which could hurt our ability to deliver our products to customers. Sole or limited source suppliers may be vulnerable to pressure from large purchasers of their products, who may be competitors of ours, not to sell their products to us.

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

     We are still a relatively small company and our success depends on growth. At December 31, 1998, we had 63 employees, at December 31, 1999, we had 202 employees and at September 30, 2000, we had 447 employees. We plan to hire a significant number of additional employees this year. Our growth has placed, and we expect it to continue to place, a significant strain on our management systems and resources. We expect that we will need to continue to improve our financial and managerial controls, reporting systems and procedures, and will need to continue to expand, train and manage our work force worldwide.

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

     Companies in our industry frequently claim that their competitors have engaged in unfair hiring practices. As a result of these types of claims, we may incur damages, lose potential employees or encounter disruptions in the operation of our business. We have received claims of this kind in the past and we may receive claims of this kind in the future. We could incur substantial costs, including management time and attention, in defending ourselves and our employees against these types of claims, regardless of their merits.

Our success depends on our customers and potential customers building new communications systems and offering new communications services to their end-user customers, which we have no ability to foresee or control.

     If our customers and potential customers are not successful in building their communications systems, promoting their products, including new revenue-generating data services, receiving requisite approvals and accomplishing the many other requirements for the success of their businesses, our growth will be limited. Many factors in addition to the effectiveness of our products influence the ultimate success of our customers, and we have no control over these factors. Many of our customers and potential customers require substantial capital for the expansion of their networks. The inability of customers or potential customers to obtain sufficient financing on attractive terms, or any downturn in their business, could impair our ability to make future sales. In addition, we have limited ability to foresee the competitive success of our customers and to plan accordingly.

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

     Our currently available products and our OPTX operating system and OLMP inter-network communication protocol are technically advanced and highly complex and have been tested or deployed on only a limited basis. It is common for complex hardware and software to have defects, some of which are significant, that are not discovered in limited trials. Our current and any future products or releases can only be fully tested when deployed for an extended period of time as part of networks that include equipment from other vendors. Consequently, our customers may discover defects in our hardware or software after deployment, and we could experience:

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

     After the completion of our recent public offerings, our executive officers, directors and entities affiliated with them beneficially own approximately 33.0% of our outstanding common stock. These stockholders, if acting together, would be able to influence all matters requiring approval by our stockholders, including the election of directors and the approval of mergers or other business combination transactions. This ability to exercise influence over all matters requiring stockholder approval could prevent or significantly delay another company or person from acquiring or merging with us. As a result, offers to acquire ONI Systems which represent a premium over the available market price of our common stock may be withdrawn or otherwise fail to be realized.

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

     The market price of our common stock has fluctuated significantly in the past and may fluctuate significantly in the future in response to a number of factors, some of which are beyond our control, including:

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

Stock market volatility has increased, making your investment more risky and litigation more likely.

     The stock markets, particularly the Nasdaq National Market on which our common stock is listed, have experienced substantial price and volume fluctuations. These market fluctuations have particularly affected the market prices of equity securities of many technology, networking and Internet-related companies and have often been unrelated or disproportionate to the operating performance of those companies. In the past, following periods of volatility in the market price of a company's securities, securities class action litigation has often been instituted against that company. Litigation, if instituted, could result in substantial costs and a diversion of management's attention and resources.

Future sales of a substantial amount of our common stock could cause our stock price to fall.

     Our current stockholders hold a substantial number of shares, which they will be able to sell in the public market in the near future. For example, on November 28, 2000, approximately 4,128,828 shares will first be eligible for resale. Future sales of a substantial number of shares of our common stock could cause our stock price to fall. In addition, the future sale of shares by existing stockholders could impair our ability to raise capital through the sale of additional stock.

Leverage and debt service obligations may adversely affect our cash flow.

     We have a substantial amount of outstanding indebtedness following our recent public offering of $300,000,000 of 5% Convertible Subordinated Notes due October 15, 2005. There is the possibility that we may be unable to generate cash sufficient to pay the principal of, interest on and other amounts payable in respect of the notes when due.

     Our substantial leverage could have significant negative consequences, including:

     . increasing our vulnerability to general adverse economic and industry conditions;

     . requiring the dedication of a substantial portion of our expected cash flow from operations to service our indebtedness, thereby reducing the amount of our expected cash flow available for other purposes, including capital expenditures; and

     . limiting our flexibility in planning for, or reacting to, changes in our business and the industry in which we compete.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Sensitivity

     We do not currently use derivative financial instruments for speculative trading or hedging purposes. In addition, we maintain our cash equivalents in money market funds. Accordingly, we are not a party to financial instruments or contracts, and do not have investments, that expose us to material interest rate risk.

Exchange Rate Sensitivity

     Currently, all of our sales and expenses are denominated in United States Dollars. Therefore, we have not engaged in any foreign exchange hedging activities to date. We do expect to conduct transactions in foreign currencies in the future, so we may engage in foreign exchange hedging activities at that time.

Part II. Other Information

Item 1. Legal Proceedings.

     In October 1999, Nortel Networks filed suit in the Superior Court for the Province of Quebec, District of Montreal, Canada against us and several of our employees who were former employees of Nortel Networks. This suit sought an injunction to prevent us from hiring additional Nortel Networks' employees and to prohibit the use of Nortel Networks' trade secrets by us. In October 1999 and November 1999, temporary orders were issued prohibiting the former Nortel Networks' employees from soliciting current Nortel Networks' employees and from using specified Nortel Networks' trade secrets.

     In March 2000, Nortel Networks filed an additional suit against us in the United States District Court for the Northern District of California. This suit involves allegations that our products infringe five patents held by Nortel Networks, and sets forth allegations of misappropriation of trade secrets, unlawful business practices and common law unfair competition. Nortel Networks seeks preliminary and permanent injunctions and damages against us in connection with these claims.

     In April 2000, we filed a motion to dismiss Nortel Networks' claims for misappropriation of trade secrets, unlawful business practices and common law unfair competition from the California suit. We also filed an answer and counterclaims asserting unfair business practices, tortious interference, breach of contract and seeking declarations of invalidity, unenforceability and non-infringement of the patents against Nortel Networks. On June 23, 2000, the court dismissed one of Nortel Networks' unfair competition claims and stayed its remaining claims for trade secret misappropriation and unlawful business practices in the California suit because of the pendency of the suit in Canada. On July 14, 2000, Nortel Networks filed a Discontinuance of Suit dismissing the suit in Canada against our employees and us and terminating the temporary orders previously issued in this suit. Simultaneous with this, Nortel Networks filed a Notice of Motion to lift the stay of the trade secret misappropriation and unlawful business practices claims in the California suit, which was granted in September 2000.

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

Item 2. Changes in Securities and Use of Proceeds.


  (a)  Changes in Securities

     In connection with our spin-out from Optivision in December 1997, we were obligated to issue 233,468 shares of common stock to an equipment finance company upon the exercise by the finance company of its warrants to purchase capital stock of Optivision. The finance company exercised these warrants, and we issued 233,468 shares of ONI Systems common stock to the finance company on August 14, 2000. We did not receive any proceeds from the exercise of these warrants. Our issuance of these shares upon the exercise of these warrants was exempt from registration pursuant to Section 4(2) of the Securities Act.

  (b)   Use of Proceeds

     On May 31, 2000, in connection with our initial public offering, a Registration Statement on Form S-1 (No. 333-32104) was declared effective by the Securities and Exchange Commission. The net proceeds of our initial public offering were approximately $212.1 million.

     As of September 30, 2000, we had used $15.1 million of the net proceeds from the initial public offering for working capital, capital expenditures and other general corporate purposes, including sales and marketing, customer support, research and development, expansion of our operation and administrative infrastructure, and the leasing of additional facilities. The remaining $197.0 million of the net proceeds are expected to be used for working capital, capital expenditures and other general corporate purposes. We may also use a portion of the remaining net proceeds from our initial public offering to acquire or invest in businesses, technologies or products that are complementary to our business. We currently have no commitments or agreements with respect to any acquisitions or investments. We have not determined the amounts of the remaining proceeds that we plan to spend on any of the uses described above or the timing of these expenditures. Pending our use of the remaining net proceeds, we intend to invest them in short-term, interest-bearing, cash equivalent instruments.

Item 3. Defaults Upon Senior Securities.

     None.


Item 4. Submission of Matters to a Vote of Security Holders.

     None.


Item 5. Other Information.

     On October 23, 2000, a Registration Statement on Form S-1 (No. 333-46782) was declared effective by the Securities and Exchange Commission, pursuant to which 8,000,000 shares of our common stock were offered and sold in a public offering at a price of $74.50 per share. Of the 8,000,000 shares of common stock, 5,646,643 shares were sold for ONI's account and 2,353,357 shares were sold by certain stockholders of ONI. The net proceeds to ONI, after deducting underwriting discounts and estimated expenses, were approximately $401.5 million. ONI has granted the underwriters a 30-day option to purchase up to an additional 1,200,000 shares of common stock to cover over-allotments, if any.

     In addition, concurrently with the public offering of common stock, a Registration Statement on Form S-1 (No. 333-46784) was declared effective by the Securities and Exchange Commission, pursuant to which we offered and sold $300 million of 5% Convertible Subordinated Notes due October 15, 2000 in a public offering. The net proceeds to ONI, after deducting underwriting discounts and estimated expenses, were approximately $290.3 million. ONI has granted the underwriters a 30-day option to purchase up to an additional $45 million of the notes to cover over-allotments, if any.

Item 6. Exhibits and Reports on Form 8-K.

     (a) Exhibits. The following exhibits are filed as part of this Form 10-Q:


          4.1 Indenture, dated October 27, 2000, between ONI Systems Corp. and State Street Bank and Trust Company of California, N.A. as Trustee.
          4.2   Note (included in Exhibit 4.1).
         27.1   Financial Data Schedule.

     (b) Reports on Form 8-K

         On October 2, 2000, we filed a report on Form 8-K dated September 29, 2000 pertaining to our filing of two registration statements with the Securities and Exchange Commission and the early release of shares of our common stock from lock-up agreements.

                                      SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



Date: November 13, 2000                 ONI SYSTEMS CORP.


                                         By: /S/ CHRIS A. DAVIS
                                             ----------------------------
                                                     Chris A. Davis
                                             Executive Vice President,
                                             Chief Financial and Administrative
                                                        Officer

                                   EXHIBIT
                                   -------
                                    INDEX
                                    -----

          4.1 Indenture, dated October 27, 2000, between ONI Systems Corp. and State Street Bank and Trust Company of California, N.A. as Trustee.
          4.2   Note (included in Exhibit 4.1).
         27.1   Financial Data Schedule.