Form 10-K405
period 2000-12-31
ONI SYSTEMS CORP
filed 2001-04-02
CIK 1107067

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                               ----------------

                                   FORM 10-K
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

  For the fiscal year ended December 31, 2000 or

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

                       Commission File Number 000-30633


                               ONI SYSTEMS CORP.
            (Exact name of registrant as specified in its charter)

        Delaware                            77046-9657
(State of Incorporation)        (IRS Employer Identification No.)

                166 Baypointe Parkway, San Jose, CA 95134-1621
         (Address of Principal Executive Offices, including zip code)

                                (408) 965-2600
             (Registrant's Telephone Number, including area code)

          Securities registered pursuant to Section 12(b) of the Act:

                                     None

          Securities registered pursuant to Section 12(g) of the Act:

                        Common Stock, $0.0001 par value


   Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

   Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

   As of February 1, 2001, the aggregate market value of the shares of common stock held by non-affiliates of the Registrant (based on the average bid and asked prices of our common stock as quoted by the Nasdaq National Market on that date), was approximately $5,389,784,034.

   As of March 19, 2001, there were 136,298,595 shares of the Registrant's common stock, $0.0001 par value, outstanding. This is the only outstanding class of common stock of the Registrant.

                      DOCUMENTS INCORPORATED BY REFERENCE

   Portions of the Registrant's definitive Proxy Statement for its Annual Meeting of Stockholders to be held in May 2001 are incorporated by reference into Part III of this report on Form 10-K.

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                             FISCAL 2000 FORM 10-K

                               ONI SYSTEMS CORP.

                                     INDEX

                                                                           Page
    ITEM                                                                   ----
                                       PART I

 ITEM 1:    Business....................................................     3

 ITEM 2:    Properties..................................................    13

 ITEM 3:    Legal Proceedings...........................................    13

 ITEM 4:    Submission of Matters to a Vote of Security Holders.........    15

 ITEM 4A:   Director and Executive Officers of the Registrant...........    15

                                       PART II

                       Market for Registrant's Common Equity and Related
 ITEM 5:    Stockholder Matters.........................................    17

 ITEM 6:    Selected Financial Data.....................................    19

             Management's Discussion and Analysis of Financial Condition
 ITEM 7:    and Results of Operations...................................    20

 ITEM 7A:   Quantitative and Qualitative Disclosures About Market Risk..    37

 ITEM 8:    Financial Statements and Supplementary Data.................    38

             Changes in and Disagreements with Accountants on Accounting
 ITEM 9:    and Financial Disclosure....................................    64

                                      PART III

 ITEM 10:   Directors and Executive Officers of the Registrant..........    64

 ITEM 11:   Executive Compensation......................................    64

                     Security Ownership of Certain Beneficial Owners and
 ITEM 12:   Management .................................................    64

 ITEM 13:   Certain Relationships and Related Transactions..............    64

                                       PART IV

             Exhibits, Financial Statement Schedules and Reports on Form
 ITEM 14:   8-K.........................................................    64

 Signatures ............................................................    68

                  CAUTION REGARDING FORWARD-LOOKING STATEMENTS

   Some of the statements contained in this report constitute forward- looking statements that involve substantial risks and uncertainties. In some cases, you can identify these statements by forward-looking words such as "may", "will", "should", "expect", "plan", "anticipate", "believe", "estimate" or "continue" and variations of these words or comparable words. In addition, any statements which refer to expectations, projections or other characterizations of future events or circumstances are forward-looking statements. These forward-looking statements involve known and unknown risks, uncertainties and situations that may cause our or our industry's actual results, level of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these statements. The risk factors contained in this report, as well as any other cautionary language in this report, provide examples of risks, uncertainties and events that may cause our actual results to differ from the expectations described or implied in our forward-looking statements.

   Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. You should not place undue reliance on these forward-looking statements, which apply only as of the date of this report. Except as required by law, we do not undertake to update or revise any forward-looking statement, whether as a result of new information, future events or otherwise.

                                     PART I

ITEM 1. BUSINESS

Corporate Background

   We develop, market and sell optical communications networking equipment specifically designed to address the bandwidth and service limitations of metropolitan area and regional networks. Communication service providers can cost-effectively deploy our products to relieve the growing traffic bottleneck in these networks and offer new revenue-generating data and voice services. By installing our equipment, service providers can rapidly build high-capacity, flexible and scalable networks that are able to support multiple services on a single platform from their central offices at the core of their networks to their customers' sites at the edge of their networks.

   We were incorporated in California on October 20, 1997 as Optical Networks, Incorporated. In April 2000, we reincorporated in Delaware and changed our name to ONI Systems(TM) Corp. In June 2000, we completed our initial public offering. Our principal executive offices are located at 166 Baypointe Parkway, San Jose, California 95134-1621. Our telephone number is (408) 965-2600. When we refer to "we", "ONI(TM)" or "ONI Systems" in this Form 10-K, we mean the current Delaware corporation (ONI Systems Corp.), its California predecessor and all of our subsidiaries.

Industry Background

 Increased demand for network capacity

   Rapid growth in the popularity of the Internet and in the number of Internet-based applications and services has fueled dramatic growth in the volume of data traffic. This growth will increase demand for capacity in the public communications network. This capacity is usually measured in bits of data per second and is commonly known as bandwidth. Bandwidth improvements make it possible for communication service providers to offer new revenue-generating services such as remote data storage and local area network extensions to their customers. As these new bandwidth-intensive services are introduced and gain commercial acceptance, additional network bandwidth and optical infrastructure will be required.

 Evolution of optical networking

   The existing communications network infrastructure was designed and built to carry voice calls, based on standards such as the synchronous optical networking standard. The rapid adoption of the Internet and the resulting growth of data traffic are driving service providers toward deploying equipment and networks designed, built and optimized for both data and voice traffic. Given the scope of existing and projected Internet traffic, many communication service providers are designing and installing networks based on optical technology, which generally enables greater capacity and higher transmission speed.

   Optical networking technology transmits data and voice using pulses of light over optical fiber, rather than pulses of electricity over copper wires. Advances in optical technology allow transmission of multiple signals on a single strand of optical fiber, each signal using a different wavelength of light.

   The current communications network infrastructure can be divided into four major segments--long-haul, metro core, metro access and enterprise networks. To satisfy the technical, pricing and performance needs of service providers, we believe that optical networking equipment must be specifically designed for each of these segments.

   Long-haul networks. Long-haul networks connect the communications networks of metropolitan areas around the world with each other. Ultra-long haul networks move large amounts of data and voice traffic point-to-point over distances of greater than 2,000 kilometers, and regional networks move similarly large amounts of data and voice traffic between metropolitan areas separated by relatively shorter distances of 500 to 2000 kilometers. The focus of companies designing long-haul equipment has historically been to provide as much bandwidth as possible between any two points.

   Metro core networks. Metro core networks connect long-haul networks to metro access networks over distances of a few miles in dense urban business corridors or a few hundred miles in suburban settings. These networks aggregate metro access traffic and distribute it throughout the metropolitan area and to and from long-haul networks. They face a heterogeneous networking environment due to the number and variety of access providers that they serve and the various service types that they support.

   Metro access networks. Metro access networks connect end-users such as enterprises and individuals to the metro core network. These networks include the point at which traffic enters and exits the public communications network, which is also referred to as the edge of the metro network. Metro access networks are complex because they must manage a wide variety of services to meet the rapidly changing needs of end-users.

   Enterprise networks. Enterprise networks provide data and voice connections among end-users within a building or group of buildings. These networks also connect end-users to the public communications network infrastructure.

 Metro network bottleneck

   Optical technologies were first deployed in long-haul networks, where the capacity constraints of the existing infrastructure were first encountered and the simple architecture and homogeneous traffic made it technically feasible and cost effective. Over time, enterprise networks have also benefited from the deployment of new optical technology, including high-speed data communication services such as gigabit ethernet and fibre channel.

   Optical solutions specifically designed to address the challenges faced by metro core and metro access networks have only recently become available. Therefore, until recently, growth of bandwidth in these networks has been slow.

   We believe that the transmission capacity and speed in the metro portion of the network over the last several years has grown at a small fraction of the growth rate seen in long-haul and enterprise networks. This has created a bottleneck in metro networks impeding service delivery.

   This bottleneck creates significant challenges to communication service providers seeking to develop and introduce next generation services to their customers. Early attempts to solve the problems faced by service providers focused on increasing bandwidth by using equipment based on the synchronous optical network standard, deploying additional fiber, and adapting long-haul solutions such as existing point-to-point implementations of current optical technology to the metro network. When applied to metro networks, these efforts are costly, time-consuming, difficult to scale or difficult to manage. For example, the synchronous optical network standard architecture was originally designed for voice traffic and is not easily scalable and therefore hinders introduction of today's emerging high-speed data services. In addition, synchronous optical networking requires that at least 50% of network capacity be reserved for carrying duplicated traffic to provide restoration capability in the event of a network outage. Similarly, deploying additional fiber in metropolitan areas is expensive and time-consuming because it requires permits, rights-of-way and physical installation of fiber. Optical technology was originally designed for long-haul applications in a synchronous optical network environment. As designed for long-haul networks, optical technology is inefficient and expensive to deploy in metro networks. To be applied in the metro network, many currently available optical networking implementations require additional electrical equipment to add and drop traffic and to provide rapid service restoration.

   In addition, today's networks are not entirely optical. Transmitted signals in these networks undergo multiple optical-to-electrical-to-optical conversions in order for networks to move information to its proper destination. These conversions are costly because they require deployment of additional equipment and are inefficient because they are limited by the capacity constraints and inflexibility of existing electronics embedded in today's networks.

The ONI Systems Solution

   We develop, market and sell optical networking equipment that enables communication service providers to offer new revenue-generating services while fully supporting existing voice and data services. Our data-optimized, scalable solutions increase available bandwidth in metropolitan and regional areas and deliver end-to-end manageability and rapid restoration for all services.

   Our products provide the following benefits to communication service providers:

   Multi-service capability. Our equipment and interfaces support multiple service offerings. As a result, a service provider using our solution can provide a changing mix of services as customer needs evolve, without deploying dedicated equipment for each service. Our solution is compatible with the synchronous optical network standard, providing service providers with an evolutionary upgrade path. Our products are also designed for efficient transmission of high-speed data traffic and delivery of emerging services, while supporting voice services. For example, multiple services, including services based on the synchronous optical network standard, gigabit ethernet and fibre channel, are supported on the same platform by our equipment and interfaces.

   Manageability and flexibility. As network complexity increases, service providers require software and systems that allow easy end-to-end service management. Our products combine a network operating system, management software and inter-network communications protocols to enable:

  . real-time control of bandwidth allocation as needed, where needed and when needed;

  . real-time surveillance of network performance;

  . interoperability with third-party management software and data routing and switching equipment; and

  . point-and-click activation of services.

   Cost effectiveness and scalability. Our solution is designed to scale efficiently as demand for bandwidth and new services increases. Our products lower service providers' equipment acquisition and network operating costs by reducing the amount of equipment required, and by allowing them to install their equipment incrementally in a pay-as-you-grow fashion without sacrificing their existing infrastructure investments. In addition, our solution requires less space in service providers' facilities because our products are designed to handle current networking standards and can readily be upgraded to handle emerging services without the deployment of additional equipment.

   Rapid and efficient service restoration. Survivability is a key factor for all networking services. Our products provide for restoration of service within the synchronous optical network standard of 50 milliseconds, without the need to dedicate bandwidth for restoration by carrying duplicated traffic, as is required by typical synchronous optical network standard-based equipment. Since our products do not require carrying duplicated traffic, communication service providers can utilize their existing fiber more efficiently by placing more traffic on each fiber route.

   Sophisticated Optical Architecture. Rather than processing network signals by converting incoming optical signals to electrical form, processing them and converting them back to optical form, our product architecture supports the following functions in an optical manner:

  . combination and separation of multiple optical channels;

  . per channel and grouped wavelength routing;

  . real-time flexible adding or dropping of optical channels;

  . switching and routing around optical fiber failure or equipment failure;

  . signal amplification; and

  . supervisory channels for network management and monitoring of network performance.

The ONI Systems Strategy

   The key elements of our strategy are to:

 Leverage our optical approach to achieve early design wins across metro and regional networks

   We believe that the challenges facing metro and regional service providers are most efficiently addressed through our optical approach. Since service providers are in the early stages of deployment of optical metro and regional networks, we expect that service providers will select vendors with the strongest technology positions. We plan to take advantage of our position as a technology leader to achieve design wins with these service providers, which will position us to grow rapidly as these new networks are deployed.

 Enable our customers to offer new revenue-generating services to their end-users

   We intend to continue to develop and provide solutions that will enable our customers to deliver emerging revenue-generating services to end-users. We believe the demand for new services is a key driver of our customers' growth and we intend to ensure that our hardware and software architectures continue to offer the performance and flexibility to allow rapid introduction of new services. We intend to work closely with our customers to help them identify new services that they can deliver using our products.

 Extend technology leadership

   Our optical architecture and dynamic network operating system are key elements of our technology leadership. We believe that these elements can be incorporated into future product offerings for other segments of the communications network. We intend to extend our technology leadership and to develop new product offerings and future product enhancements through continued investment in research and development.

 Leverage optical manufacturing expertise

   Our ability to manufacture complex optical networking products is a key to our success. We believe we have developed a world-class manufacturing capability through a combination of our experienced manufacturing team, our own manufacturing systems and strong third-party manufacturing relationships. We believe that this combination gives us a competitive advantage and will enable us to reduce our manufacturing costs, while providing us with manufacturing flexibility to meet changing demand.

 Expand direct sales, service and support organizations to address global opportunities

   We intend to expand our direct sales capability worldwide. We believe that sales efforts on a customer-by-customer basis are most effective because deployment of communications equipment involves careful technical evaluation, multiple levels of decision making and significant investments by our customers. While we may consider indirect sales channels where appropriate, we intend to continue to focus our sales and distribution efforts on direct sales. We have developed a direct sales organization in North America, Europe and Asia and are expanding this sales force worldwide. In addition to our existing teams in the United States, we are also establishing service and support teams internationally to support our major customers.

 Establish strategic alliances and pursue acquisitions to extend our leadership in optical networking

   We intend to continue to establish strategic alliances with complementary technology suppliers in order to leverage our technology leadership in providing optical networking solutions to our customers. We believe that alliances with companies that provide complementary products to enable new services will bring our customers greater value. In addition, we intend to pursue acquisitions that will enable us to broaden our product, service and technology portfolios. See "Acquisitions".

Products

 ONLINE Products

   Our ONLINE products can be used in conventional ring network topologies and can transport a variety of traffic patterns, including mesh. These products share the same management and operating systems and can be deployed together as required to provide flexable network solutions for service providers.

  ONLINE9000(TM)

   The ONLINE9000 is designed for metropolitan area networks and delivers cost-effective, scalable capacity for the metro communications service provider. It provides restoration faster than the synchronous optical network standard of 50 milliseconds and supports dynamic optical add-drop capabilities on all deployed channels. To help service providers deploy large networks, the ONLINE9000 includes optical amplifiers to extend transmission distances. In a typical configuration, the ONLINE9000 includes the following key features:

  . 33 protected or 66 unprotected channels per system in a network;

  . line-based optical rerouting of channels in the event of optical fiber failure;

  . client interfaces supporting all digital rates and protocols between 100 megabits per second and 2.5 gigabits per second, including OC-3, OC-12, OC-48, gigabit ethernet, fibre channel and ESCON;

  . OC192/STM-64 client interface supporting a digital rate of 10 gigabits per second;

  . integrated operation with our ONWAVE SONET/SDH Multiplexer(TM) and ONWAVE
    Data Multiplexer(TM) products; and

  . integrated optical amplifiers with sophisticated power management capabilities.

  ONLINE7000(TM)

   The ONLINE7000 is designed to provide metro service providers with a cost-effective solution for metro access applications where the system configurations require a lower channel count. The ONLINE7000 is scalable up to 33 protected or 66 unprotected channels per network. In a typical configuration, key features of the ONLINE7000 include:

   . system configuration with one to 11 channels;

   . path-based rerouting of channels in the event of optical fiber failure;

   . client interfaces supporting all digital rates and protocols between 100 megabits per second and 2.5 gigabits per second, including OC-3, OC-12, OC-48, gigabit ethernet, fibre channel and ESCON;

   . OC192/STM-64 client interface supporting a digital rate of 10 gigabits per second;

   . integrated operation with our ONWAVE SONET/SDH Multiplexer and ONWAVE
     Data Multiplexer products; and

   . optional integrated optical amplifiers with sophisticated power management capabilities.

  ONLINE11000(TM)

   The ONLINE11000 is designed to offer service providers a cost effective optical transport solution for large regional networks. The product is designed to include optical line amplifiers to enable operation of the ONLINE11000 in large optical rings ranging in circumference from a few hundred kilometers up to 2,000 kilometers. This product provides full add/drop capabilities for any number of channels at all nodes in a ring. In a typical configuration, key features include:

  . 640 kilometer reach from node to node without the need for regeneration of optical signals;

  . optical line amplifiers together with integrated optical amplifiers and sophisticated power management capabilities;

  . line-based or path-based rerouting of channels in the event of optical fiber failure;

  . 33 protected or 66 unprotected channels per system for line-based rerouting or per network for path-based rerouting;

  . client interfaces supporting all digital rates and protocols between 100 megabits per second and 2.5 gigabits per second, including OC-3, OC-12, OC-48, gigabit ethernet, fibre channel and ESCON;

  . OC192/STM-64 client interface supporting a digital rate of 10 gigabits per second; and

  . integrated operation with our ONWAVE SONET/SDH Multiplexer and ONWAVE
    Data Multiplexer products.

  ONLINE2500(TM)

   We recently announced the ONLINE2500, which we anticipate will be generally available in the second quarter of 2001 and available for volume delivery in the third quarter of 2001. The ONLINE2500 is designed to be a cost effective, flexible optical transport solution which will enable service providers to deliver a comprehensive set of high bandwidth services to customer sites at the optical edge of their metro networks. The ONLINE2500 will share the same management and operating system as our other ONLINE products and will be able to be deployed together with them as required to provide flexible network solutions for service providers. We expect that a typical configuration will include the following key features:

  . 8 coarse wave division multiplexing channels with protection;

  . point-to-point or ring configurations;

  . client interfaces supporting all digital rates and protocols between 100 megabits per second and 2.5 gigabits per second, including OC-3, OC-12, OC-48, gigabit ethernet, fibre channel and ESCON; and

  . integrated operation with ONWAVE(TM) multiplexer products to be specifically designed for the ONLINE2500.

 ONWAVE Multiplexer Products

   Our ONWAVE SONET/SDH Multiplexer and ONWAVE Data Multiplexer products allow multiple synchronous optical network or data signals to be combined within an individual wavelength channel. Service providers who deploy our ONWAVE products with our ONLINE 7000, 9000 and 11000 products can combine up to 16 lower-speed signals into a single wavelength channel, resulting in efficiencies by eliminating the need for traditional multiplexing equipment in the network.

   The key features of our ONWAVE SONET/SDH Multiplexer include:

  . sophisticated performance monitoring capabilities;

  . STS3 switching; and

  . tributary side protection for unprotected interfaces between end-users and service providers.

   The key features of our ONWAVE Data Multiplexer include:

  . sophisticated performance monitoring capabilities; and

  . the capability to combine either two fibre channels or two gigabit ethernet signals, onto a single wavelength using standards-based OC-48/STM-16 frames for direct connection from metro to long-haul networks.

 Software Products

  OPTX(TM) Network Operating System

   Our ONLINE products incorporate our OPTX network operating system which provides a unified environment for service providers to manage diverse networking resources and hardware and software systems. Analogous to the operating systems of personal computers, the OPTX network operating system manages all resources in an ONI Systems network, including transmission systems, connections, protection resources and terminals, and allocates resources to various applications and interfaces. The OPTX network operating system enables service providers to manage, arbitrate and dynamically control network-wide resources. Multiple software interfaces, including SNMP, TL1 and CLI, within the OPTX network operating system link to other vendors' management systems and applications. The architecture and infrastructure of the OPTX network operating system makes extensive use of the XML standard as an internal communications protocol between the OPTX network operating system and our OPTX applications.

  OLMP(TM) Optical Link Management Platform

   Our ONLINE products also incorporate our OLMP inter-network communications platform. This software enables the data routing and switching equipment of other vendors to exchange information with our equipment. This information exchange allows data switching and routing equipment to request and receive required resources from optical transmission equipment. Our OLMP platform is designed to enable data equipment to directly request the network to set up and drop optical channels when required in real time. For example, OLMP enables fibre channel equipment to exchange route-length, latency and bandwidth availability for end-to-end management of storage area networks. We believe that our OLMP was one of the first network-level internetworking platforms to link the data and switching equipment to optical transmission equipment.

  OPTX Software Applications

   We offer a variety of software applications which leverage our OPTX network operating system to allow our customers to manage, plan and monitor our ONLINE products. Our OPTX software application offerings include:

  . OPTX EMS(TM), an element management system that allows service providers to remotely control and manage the nodes in their networks from a central location;

  . OPTX NET(TM), an integrated optical network design tool that provides automatic optical link analysis, link optimization and configuration for each node in the network;

  . OPTX Management Portal(TM), a management tool which enables service providers to allow their end-users to manage and monitor virtual private optical networks leased from the service provider via the Internet;

  . OPTX Guide Application(TM), a tool that allows our customers to efficiently configure their networks by downloading network design information from OPTXNET directly into our ONLINE products;

  . OPTX CIT(TM), a craft interface terminal that allows our customers' field service engineers to configure, manage and monitor our ONLINE products from a workstation or portable computer; and

  . OPTX CORBA Gateway(TM), a CORBA-based interface to the service provider's network operations support systems.

Customers

   Our target customers include carriers and communication service providers such as competitive local exchange carriers, inter-exchange carriers, Internet service and application service providers, cable operators, utilities and their affiliates and incumbent local exchange carriers. As of December 31, 2000, we had 16 customers, including COLT Telecom plc, EPIK Communications, Incorporated, Internet Initiative Japan Inc., Marietta Fibernet, S.A., Progress Telecom, Qwest Communications International, Inc., Sphera Optical Networks, Inc., StorageNetworks, Inc., Williams Communications, Inc. and two service providers in China, China Netcom Corporation Ltd. and China Telecom, through our OEM relationship with Lucent Technologies.

Sales and Marketing

   In North America, Europe and Asia, we have developed a direct sales force and in some limited circumstances may join with other communications equipment providers to bid on major proposals. Our direct sales force consists of sales teams made up of an account manager, systems engineers and technical support and training personnel. Each team is assigned responsibility for specific geographic territories and specific customers within each territory. We are continuing to expand our existing direct sales force and are developing a direct sales force to sell to potential customers worldwide.

   In some international regions where it is difficult or expensive to maintain a direct sales force, we may rely on resellers for distribution of our products. For example, in April 2000, we entered into an OEM relationship with Lucent Technologies that expires on December 31, 2001. Under the terms of our agreement, Lucent Technologies has the exclusive right to sell some of our products in China through April 2001.

   Our marketing programs are designed to inform existing and potential customers about the capabilities and benefits of our products. We also use our marketing programs to support the sale and distribution of our products through our direct sales force. Our marketing efforts include advertising, public relations, participation in industry trade shows and conferences.

Customer Service and Support

   Our customer service and support organization provides installation, maintenance services and training in the use of our products. Installation services are provided by ONI Systems directly or by qualified third-party providers of engineering, furnishing and installation services. Our customer service centers, located at our facilities in San Jose, California and London, England, include highly-qualified teams of systems engineers and technical personnel who work closely with our direct sales force and provide 24-hour-a-day, 7-day-a-week support for our customers.

Research and Development

   We believe that to be successful we must continue to enhance our existing products and develop new products that meet our customers' needs and maintain technological competitiveness. As of December 31, 2000 we had assembled a team of approximately 259 highly skilled optical hardware and software engineers, manufacturing and test engineers and system and network architects. Research and development expenses were $53.7 million for the year ended December 31, 2000. We will continue to make substantial investments in research and development.

   Our product development process is driven by market demand and a close collaboration between our product marketing, sales and product development organizations. Our product development process begins with a detailed set of specifications prepared by our product management organization. We also incorporate feedback from our customers in the product development process. In addition, we participate in industry and standards organizations where appropriate and incorporate information from these contacts throughout the product development process.

Manufacturing and Supply

   We conduct supply chain management, production engineering, documentation control and quality assurance at our facility in San Jose, California. We outsource most of the manufacturing of the optical modules used in our products, and we complete the final assembly and test of these optical modules at our facilities. The majority of our electronic manufacturing and assembly is outsourced. Currently, we use a number of manufacturing vendors for electronic assemblies while E-TEK Dynamics, Inc., a subsidiary of JDS Uniphase Corporation, performs the majority of our outsourced optical assembly.

   This approach to manufacturing allows us to:

  . reduce the capital equipment expenditures that would be required for a full manufacturing operation;

  . reduce our facilities requirements by limiting the amount of space dedicated to manufacturing and operations;

  . conserve working capital by reducing the amount of inventory we must stock; and

  . respond to changes in market demand.

   We currently purchase many of our electrical and optical components through purchase orders. In order to help us maintain a supply of components, and specifically optical components, we use long term supply agreements with our significant vendors.

Competition

   Competition in the metro and regional communications networking equipment market is intense. In 2000, our primary competitors included CIENA, Nortel Networks and Sycamore Networks. In addition, numerous other established companies, such as Alcatel, Cisco Systems and Lucent Technologies, currently or may in the future offer products that compete with our products. Many of these existing and potential competitors, have substantially greater financial, marketing and development resources than we have, which puts us at a competitive disadvantage. Many of them have existing relationships with communication service providers, which will make it more difficult for us to sell our products to those customers. A number of private companies have also announced plans for new products to address the same problems that our products address and have attracted substantial amounts of venture capital funding. Some competitors may seek to use intellectual property rights to limit our ability to compete. For example, Nortel Networks claims that we infringe some of its patents. See Item 3 "Legal Proceedings".

   We believe that the principal methods of competition in the market for metro and regional communications networking equipment are product performance, reliability and scalability, and the ability of a product to deliver cost-effective results. We believe that to be competitive in the communications networking equipment market we must deliver products that:

  . provide extremely high network reliability;

  . provide high performance capabilities;

  . scale easily and efficiently with minimum disruption to the network;

  . interoperate with existing network designs and equipment vendors;

  . reduce the complexity of the network by decreasing the need for multiple layers of equipment; and

  . provide a cost-effective solution for service providers.

   We believe that positive factors pertaining to our competitive position include our technology, the expertise of our research and development personnel, our manufacturing expertise and our intellectual property rights. We believe that negative factors pertaining to our competitive position include our relative newness in the market and the fact that some of our competitors have large financial resources available to promote sales of their products and to develop products more directly competitive with ours. If we are unable to compete successfully against our current and future competitors, we could experience price reductions, reduced gross margins and loss of market share, any one of which could materially harm our business, operating results and financial condition.

Acquisitions

   In February 2001, we acquired technology and other assets associated with Finisar Corporation's Opticity(TM) product line from Finisar. The acquired technology is being incorporated into our new ONLINE2500. We accounted for this transaction as a purchase of assets.

   This acquisition involves numerous risks, including problems combining technology or operations, unanticipated costs, diversion of management attention from our core business, responsibilities for unanticipated liabilities, dilutive stock issuances and risks associated with entering new markets. If we do not effectively address these risks, this acquisitions could negatively impact our operating results and financial condition.

Intellectual Property

   Our success and ability to compete depends on our ability to develop technological expertise internally. We rely on a combination of patent, copyright, trademark and trade secret laws and restrictions on disclosure to protect our intellectual property rights. As of March 1, 2001, we have been issued six patents in the United States. However, only two of these patents are currently significant to our business. In addition, we currently have 33 patent applications pending in the United States and internationally, all of which are currently significant to our business. These patents relate to optical architecture, hardware, software and management systems. Issued patents may not protect our intellectual property or may be challenged by third parties. In addition, others may independently develop similar or competing technology or design around our patents.

   We enter into confidentiality or license agreements with our employees, consultants and corporate partners and control access to and distribution of our software, documentation and other proprietary information. Despite our efforts to protect our proprietary rights, unauthorized parties may attempt to copy or otherwise obtain and use our products or technology. These precautions may not prevent misappropriation or infringement of our intellectual property.

   ONI Systems(TM), ONI(TM), ONLINE11000(TM), ONLINE9000(TM), ONLINE7000(TM), ONLINE2500(TM), ONWAVE(TM), ONWAVE SONET/SDH Multiplexer(TM), ONWAVE Data Multiplexer(TM), OPTX(TM), OPTX EMS(TM), OPTX NET(TM), OPTX Management Portal(TM), OPTX Guide Application(TM), OPTX CIT(TM), OPTX CORBA Gateway(TM) and OLMP(TM) are trademarks of ONI Systems. All other names or trademarks appearing in this annual report are the property of their holders.

Employees

   As of December 31, 2000, we had a total of 541 employees

  . 207 in research and development;

  . 72 in sales and marketing;

  . 54 in customer service and support;

  . 125 in manufacturing; and

  . 83 in finance and administration.

   Our future success will depend in part on our ability to attract and retain highly qualified technical and management personnel. Competition for such talent is intense. None of our employees are represented by any collective bargaining unit, and we believe that our relations with our employees are good.

ITEM 2. PROPERTIES

   Our headquarters are currently located in two leased facilities in San Jose, California, one consisting of approximately 53,000 square feet under a lease that expires in 2001 and one consisting of approximately 58,000 square feet under a lease that expires in 2006. In May 2000, we entered into a lease which will expire in 2011 for a new facility in San Jose, California. The new facility will initially be approximately 346,000 square feet, and is expected to expand to approximately 445,000 square feet in January 2003. We intend to move our headquarters to this new facility early in the third quarter of 2001. We are evaluating plans for our current 58,000 square feet headquarters facility, which we have the right to sublease. We also lease a facility of approximately 7,500 square feet in Raleigh, North Carolina, under a short-term lease. In December 2000, we entered into a lease for a new facility of approximately 54,000 square feet in Durham, North Carolina. We intend to vacate our short term facility and move our North Carolina office to this new facility in the second quarter of 2001. In addition to these facilities, we have leased office space for our sales and customer service operations in several locations worldwide. We expect to require additional space for sales, service and certain research and development projects in the United States and worldwide within the next 12 months.

ITEM 3. LEGAL PROCEEDINGS

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

   In April 2000, we filed a motion to dismiss Nortel Networks' claims for misappropriation of trade secrets, unlawful business practices and common law unfair competition. We also filed an answer and counterclaims asserting unfair business practices, tortious interference, breach of contract and seeking declarations of invalidity, unenforceability and non-infringement of the patents against Nortel Networks. On June 23, 2000, the court dismissed one of Nortel Networks' unfair competition claims.

   We are in the process of investigating the claims asserted by Nortel Networks and conducting discovery concerning Nortel Networks' claims. We believe that we have meritorious defenses against Nortel Networks' allegations, and we intend to defend the Nortel Networks litigation vigorously. Based on our investigation to date, we believe that our products do not infringe the Nortel Networks patents and that we have not engaged in misappropriation of trade secrets, unlawful business practices or common law unfair competition.

   In the event that an injunction is granted that prevents us from selling our products, we would have to either negotiate a license with Nortel Networks or engage in a redesign of our products. We may not be able to obtain a license from Nortel Networks on commercially reasonable terms, or at all. Accordingly, a permanent injunction could result in a substantial reduction in our revenue and result in losses over an extended period of time.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

   Not applicable.

ITEM 4A. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

   The following table shows executive officers and their areas of responsibility as of March 1, 2001. Biographies are included after the table.

Name                     Age                                 Position
----                     ---                                 --------
Hugh C. Martin..........  47 President, Chief Executive Officer and Chairman of the Board of Directors
Chris A. Davis..........  50 Executive Vice President, Chief Financial and Administrative Officer
Hon Wah Chin............  46 Chief Engineer
William R. Cumpston.....  39 Executive Vice President, Engineering and Operations
Michael A. Dillon.......  42 Vice President, General Counsel and Secretary
Robert J. Jandro........  45 Executive Vice President, Global Sales and Services
Andrew W. Page..........  35 Vice President, Business Development
Rohit Sharma............  32 Chief Technology Officer
Matthew W. Bross........  40 Director
Kevin R. Compton........  42 Director
Jonathan D. Feiber......  44 Director
James F. Jordan.........  61 Director
Gregory B. Maffei.......  40 Director

   Hugh C. Martin has served as President and Chief Executive Officer of ONI Systems, and a member of the board of directors, since January 1998. He was appointed Chairman of the Board of Directors in February 2000. From July 1997 to January 1998, he served as Entrepreneur-in-Residence at Kleiner Perkins Caufield & Byers, a venture capital firm. Mr. Martin served as President of The 3DO Company, an entertainment software company, from 1992 to June 1997. He holds a B.S. in Electrical Engineering from Rutgers University.

   Chris A. Davis has served as Executive Vice President, Chief Financial and Administrative Officer of ONI Systems since May 2000. Ms. Davis served as Executive Vice President, Chief Financial and Administrative Officer of Gulfstream Aerospace Corporation from 1993 until April 2000 and as Vice President of General Dynamics from July 1999, when it acquired Gulfstream Aerospace, until April 2000. She is a member of the boards of directors of Cytec Industries, Inc. and Wolverine Tube, Inc. She holds an M.S. in Finance and Statistics and a B.S. in Finance from the University of Florida.

   Hon Wah Chin has served as Chief Engineer of ONI Systems since August 2000. Mr. Chin served as Chief Technology Officer of ONI Systems from June 1998 to July 2000. Mr. Chin served as Senior Systems Architect at Cisco Systems, Inc., a network equipment company, from 1994 to June 1998 and was a Cisco Distinguished Engineer. He holds an S.B. in Electrical Engineering and Computer Science from the Massachusetts Institute of Technology.

   William R. Cumpston has served as Executive Vice President, Engineering and Operations of ONI Systems since June 1999 and served as Vice President, Engineering of ONI Systems from September 1998 to June 1999. Prior to joining us, Mr. Cumpston served in various management positions at DSC Communications Corp., a telecommunications company, from 1995 to August 1998. He holds a B.S. in Math Science from the University of North Carolina at Chapel Hill.

   Michael A. Dillon has served as Vice President and General Counsel of ONI Systems since October 1999 and as Secretary since March 2000. From August 1995 to October 1999, Mr. Dillon served as Director and as Senior Director of Sun Microsystems, Inc., a computer company, and from 1993 to August 1995, he served as Senior Counsel for Sun Microsystems. He holds a J.D. from Santa Clara University and a B.A. in Communications/Sociology from the University of California, San Diego.

   Robert J. Jandro has served as Executive Vice President, Global Sales and Services of ONI Systems since March 2000. Mr. Jandro served as Group Vice President of Oracle Corporation, a database software company, from May 1999 to March 2000. From 1994 to May 1999, he served as Oracle's Vice President, North America Communications and Vice President, United States Central Region, Latin America and Canada. He holds an M.B.A. from the Kellogg Graduate School of Management at Northwestern University and a B.S. in Business from the University of Missouri, St. Louis.

   Andrew W. Page has served as Vice President, Business Development of ONI Systems since February 2000. Mr. Page served as Managing Director and head of the Global Communications Group of FleetBoston Robertson Stephens Inc., an investment bank, from April 1997 to February 2000. He served as a Principal of Volpe, Welty & Company from 1993 to March 1997. He holds an M.B.A. from Harvard University Graduate School of Business and a B.A. in English Literature from Princeton University.

   Rohit Sharma founded ONI Systems in our spin-out from Optivision, Inc. and has served as Chief Technology Officer since August 2000. Mr. Sharma served as our Vice President, Optical Hardware Development from January 1999 to July 2000. He served as Chief Architect from April 1998 to January 1999. Prior to the spin-out, he served as a member of Optivision's technical staff from October 1996 to April 1998. He holds a Ph.D. and a M.Sc. in Electrical Engineering from the University of Alberta, Canada and a B.Sc. in Electronics and Communications Engineering from R.E.C. Kurukshetra, India.

   Matthew W. Bross has served as a director of ONI Systems since November 1999. Since May 1999, he has served as Senior Vice President and Chief Technology Officer of Williams Communications, Inc., a communications service provider. From March 1997 to May 1999, he served in various management capacities for Williams Communications. From 1991 to March 1997, he served as the founder and Chief Executive Officer of Critical Technologies, Inc., a telecommunications infrastructure company, which was acquired by Williams Communications in March 1997.

   Kevin R. Compton has served as a director of ONI Systems since January 1998. Mr. Compton has served as a general partner at Kleiner Perkins Caufield & Byers, a venture capital firm, since 1990. Mr. Compton serves on the boards of directors of 360networks Inc., Citrix Systems, Inc., Rhythms NetConnections Inc. and VeriSign, Inc.

   Jonathan D. Feiber has served as a director of ONI Systems since January 1998. Mr. Feiber has served as a general partner at Mohr Davidow Ventures, a venture capital investment firm, since 1991. From 1983 to 1991, he served in various capacities at Sun Microsystems, most recently as Vice President of Networking. He is a director of several privately-held companies. He holds a B.A. in Computer Science and Mathematics from the University of Colorado.

   James F. Jordan has served as a director of ONI Systems since March 1998. Mr. Jordan has privately managed his investment fund since 1994. He was one of the founders of Ungermann-Bass Inc. and was President and Chief Executive Officer of Kalpana, Inc. prior to the sale of the company to Cisco Systems in 1994. He holds a B.S. in Business and Marketing from the University of Utah.

   Gregory B. Maffei has served as a director of ONI Systems since February 2000. Mr. Maffei has served as President and Chief Executive Officer and as a member of the board of directors of 360networks inc., a communications service provider, since January 2000. From 1993 to January 2000, Mr. Maffei served in various capacities with Microsoft Corporation, a software company, most recently as Senior Vice President, Finance and Administration, and Chief Financial Officer. He serves on the board of directors of Expedia, Inc. and Starbucks Corporation. He holds an M.B.A. from Harvard University Graduate School of Business and a B.A. from Dartmouth College.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

 Market Information for Common Stock

   ONI Systems' common stock began trading on the Nasdaq National Market on June 1, 2000 under the symbol ONIS. The following table sets forth the high and low sale prices reported on the Nasdaq National Market for the periods indicated. Prices reflect inter-dealer prices without retail markup, markdown or commissions. The market price of our common stock has been volatile. See "Management's Discussion and Analysis of Financial Condition and Results of Operations--Risks That Could Affect Future Results." On March 30, 2001, the closing price of our common stock was $19.50.

                                                                High     Low
                                                              -------- --------
   Fiscal Year Ended December 31, 2000
   Second quarter (starting June 1, 2000).................... $142.000 $72.9844
   Third quarter.............................................  128.625  71.9375
   Fourth quarter............................................   82.750  30.7500

Stockholders

   As of March 19, 2001, we had approximately 884 record holders of our common stock, and approximately 14,500 beneficial holders.

Annual Meeting of Stockholders

   The date of our next Annual Meeting of Stockholders will be May 16, 2001.

Dividends

   ONI Systems has never paid any cash dividends on its common stock. We currently anticipate that we will retain all future earnings for use in our business, and do not anticipate paying any cash dividends in the foreseeable future.

Recent Sales of Unregistered Securities

   On December 5, 2000, we issued 274,015 shares of ONI Systems common stock to Comdisco, Inc. upon Comdisco's net exercise of certain previously issued warrants to purchase 277,926 shares of common stock at an exercise price of $0.88 per share. On February 5, 2001, FMR Corp. net exercised five percent of a previously issued warrant to purchase 223,000 shares of common stock at an exercise price of $0.91 per share, and we issued 10,955 shares of ONI Systems common stock to FMR. Our issuance of these shares upon the exercise of these warrants was exempt from registration pursuant to Section 4(2) of the Securities Act, as amended.

   On February 28, 2001, we issued 488,624 shares of ONI Systems common stock to Finisar Corporation as partial consideration for certain assets and technology acquired by us. Our issuance of these shares was exempt from registration pursuant to Rule 506 promulgated under the Securities Act of 1933.

Use of Proceeds

   On May 31, 2000, in connection with our initial public offering, a Registration Statement on Form S-1 (No. 333-32104) was declared effective by the Securities and Exchange Commission. The net proceeds of our initial public offering were approximately $212.1 million.

   As of December 31, 2000, we had used $51.0 million of the net proceeds from the initial public offering for working capital, capital expenditures and other general corporate purposes, including sales and marketing, customer support, research and development, expansion of our operation and administrative infrastructure, and the leasing of additional facilities. The remaining $161.1 million of the net proceeds are expected to be used for working capital, capital expenditures and other general corporate purposes. We may also use a portion of the remaining net proceeds from our initial public offering to acquire or invest in businesses, technologies or products that are complementary to our business. Except for our commitments in connection with our acquisition of assets from Finisar, we currently have no commitments or agreements with respect to any acquisitions or investments. We have not determined the amounts of the remaining proceeds that we plan to spend on any of the uses described above or the timing of these expenditures. Pending our use of the remaining net proceeds, we intend to invest them in short-term, interest- bearing, cash equivalent instruments.

ITEM 6. SELECTED FINANCIAL DATA

   The following selected consolidated financial data should be read in conjunction with the consolidated and notes there to and with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and other financial data included elsewhere in this report. The consolidated statement of operations data for the years ended December 2000, 1999 and 1998 and the period from October 20, 1997 (inception) to December 31, 1997 and the balance sheet data as of December 31, 2000, 1999 and 1998 are derived from our audited financial statements which are included elsewhere in this report. The historical results are not necessarily indicative of results to be expected for any future period.

                                                                   Period from
                                                                 October 20, 1997
                                 Years Ended December 31,         (inception) to
                          --------------------------------------   December 31,
                              2000         1999         1998           1997
                          ------------ ------------ ------------ ----------------
                          (In thousands, except per share data)
Consolidated Statements
 of Operations Data:
Revenue.................   $  59,662     $  3,034     $ 1,733         $  --
  Costs of goods sold...      39,980        1,032       1,208            --
                           ---------     --------     -------         ------
  Gross profit..........      19,682        2,002         525            --
                           ---------     --------     -------         ------
Operating expenses:
  Research and
   Development,
   excluding deferred
   stock compensation
   amortization
   amounts..............      53,654       24,858       4,009             39
  Sales and Marketing,
   excluding deferred
   stock compensation
   amortization
   amounts..............      25,304        4,557         649             21
  General and
   Administrative,
   excluding deferred
   stock compensation
   amortization
   amounts..............      16,385        3,455       1,591             49
  Amortization of
   deferred stock
   compensation.........      66,413       11,422       3,310             89
  Common stock warrant
   expense..............       4,545        2,891         --             --
  Amortization of
   goodwill and
   intangibles..........       3,594        1,842         --             --
  In-process research
   and development......         --           170         --             --
                           ---------     --------     -------         ------
    Total operating
     expenses...........     169,895       49,195       9,559            198
                           ---------     --------     -------         ------
    Operating loss......    (150,213)     (47,193)     (9,034)          (198)
Interest income
 (expense), net.........      13,333          623         183             (1)
                           ---------     --------     -------         ------
    Loss before income
     taxes..............    (136,880)     (46,570)     (8,851)          (199)
Income taxes............           7            2           1            --
                           ---------     --------     -------         ------
    Net loss............    (136,887)     (46,572)     (8,852)          (199)
Beneficial conversion of
 preferred stock........      (4,242)         --          --             --
                           ---------     --------     -------         ------
Net loss attributable to
 common stockholders....   $(141,129)    $(46,572)    $(8,852)        $ (199)
                           =========     ========     =======         ======
Basic and diluted net
 loss per share.........   $   (1.22)    $  (2.58)    $ (0.74)        $(0.77)
Weighted-average shares
 outstanding used in
 computing basic and
 diluted net loss per
 share..................     115,587       18,043      11,919            257
                          December 31, December 31, December 31,
                              2000         1999         1998
                          ------------ ------------ ------------
Balance Sheet Data:
Cash and cash
 equivalents............     852,360       80,023      19,092
Working Capital.........     917,608       81,758      19,627
Total assets............   1,015,468      100,942      21,312
Long term debt, less
 current portion........     300,187          367          79
Total stockholders'
 equity.................     677,644       91,728      20,565

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

   The following discussion of our financial condition and results of operations should be read in conjunction with the Selected Consolidated Financial Data and the Consolidated Financial Statements and related notes included elsewhere in this Annual Report on Form 10-K. Our actual results could differ materially from those anticipated in forward looking statements as a result of certain factors, including but not limited to those discussed in "Factors that May Affect Future Results" in this document.

Overview

   We develop, market and sell optical communications networking equipment specifically designed to address the bandwidth and service limitations of metropolitan and regional networks. From our inception in October 1997 through November 1999, our operating activities consisted primarily of research and development. We also formed and expanded our administrative, marketing, sales, manufacturing and customer service and support organizations and commenced sales and marketing activities. In January 2000, we released our first product, the ONLINE9000, which is designed for metropolitan markets. In June 2000, we released the ONLINE7000, which is designed to provide metropolitan service providers with a more cost-effective solution for metro access applications. In the fourth quarter of 2000, we announced the ONLINE11000, which is designed for regional markets, and, we released the ONWAVE SONET/SDH Multiplexer and ONWAVE Data Multiplexer products that eliminate the need for traditional multiplexing equipment in the network by combining lower speed signals and multiple data formats into a single wavelength.

   In October 1997, Optical Networks, Incorporated, our California predecessor, was formed as a subsidiary of Optivision, Inc. In December 1997, we were spun out of Optivision and Optivision distributed its holdings of our common stock and half of its holdings of our preferred stock to Optivision shareholders. Optivision also retained 4,000,000 shares of our Series A preferred stock. In connection with the spin-out, we reserved, and were obligated to issue, 233,468 shares of our common stock upon the exercise of warrants to purchase capital stock of Optivision. These warrants were exercised in August 2000, and we issued 233,468 shares of our common stock. We did not receive any proceeds from the exercise of these warrants. In January 1998, all of the shares of our Series A preferred stock were converted into Series B preferred stock on a one-to-one basis. In January 1998, Optivision sold 2,666,667 shares of our preferred stock to our initial venture investors. In March 1998, we repurchased all of our outstanding stock owned by Optivision, consisting of 1,333,333 shares of our Series B preferred stock, for an aggregate purchase price of $1.0 million. Optivision does not currently own any shares of ONI Systems. See note 7 of notes to our consolidated financial statements.

   In June 1999, we acquired all of the outstanding common shares of Object-Mart, Inc. in exchange for 4,569,276 shares of our common stock and approximately $3.2 million in cash. Object-Mart was located in San Jose, California, and provided software products and services to equipment manufacturers in the telecommunications industry. The combination was accounted for using the purchase method and, accordingly, the results of operations of Object-Mart have been included in our consolidated financial statements since June 29, 1999. Upon consummation of this acquisition, we recorded goodwill of $5.7 million that is to be amortized over a period of two years. As of December 31, 2000, the remaining unamortized goodwill was $1.5 million.

   Since our inception, we have incurred significant losses, and as of December 31, 2000, we had an accumulated deficit of $192.5 million. We have not achieved profitability on a quarterly or annual basis. We expect to incur significant sales and marketing, research and development and general and administrative expenses and, as a result, will need to generate significant revenue to achieve and maintain profitability.

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

   Our policy is to recognize revenue at the time of shipment unless we have future obligations related to that revenue or customer acceptance is required, in which case revenue is deferred until these obligations are met or the customer accepts the product. Revenue from service obligations are deferred and recognized as the services are performed. Prior to September 30, 1999, our revenue resulted from government research and development contracts, which were completed in 1999, and the sale of a non-product related software license.

   We conduct supply chain management, production engineering, documentation and quality assurance at our manufacturing facility in San Jose, California. We outsource most of the manufacturing of optical modules used in our products, and we complete the final assembly of these optical modules at our facilities. The majority of our electronic manufacturing and assembly is outsourced. Currently, we use a number of manufacturing vendors for electronic assemblies while E-Tek Dynamics, a subsidiary of JDS Uniphase Corporation, performs the majority of our outsourced optical assembly. This approach to manufacturing allows us to:

  . reduce capital equipment expenditures required for a turnkey manufacturing operation;

  . reduce our facilities square footage requirements by limiting the amount of space dedicated to manufacturing and operations;

  . conserve working capital by reducing the amount of inventory we must stock; and

  . provide flexibility in meeting market demand.

Research and development expenses consist primarily of salaries and related personnel costs and other costs related to the design, development, testing and enhancement of our products. To date, we have expensed our research and development costs as they were incurred. Several components of our research and development effort require significant expenditures, the timing of which can cause significant quarterly variability in our expenses. In July 2000, we announced the opening of our Lightwave Design Centre in Raleigh, North Carolina to further enhance our research and development activities in optical data and transport technologies.

   Sales and marketing expenses consist primarily of salaries and the related personnel costs of sales and marketing personnel, customer service and support personnel, commissions, promotional, travel and other marketing expenses and recruiting expenses.

   General and administrative expenses consist primarily of salaries and related expenses for executive, finance, legal, facilities, human resources and information technology personnel, recruiting expenses and professional fees.

   In 1998, we recorded total deferred stock compensation of approximately $8.4 million in connection with stock sales and stock options granted during 1998 at prices subsequently deemed to be below fair value on the date of sale or grant. Options granted are typically subject to a four-year vesting period. We are amortizing the deferred stock compensation over the vesting periods of the applicable options and the repurchase periods for restricted stock purchases. The period over which deferred stock compensation is amortized is determined separately for each 25% portion of the total award, in accordance with Financial Accounting Standards Board Interpretation No. 28. The result of this accounting treatment is that approximately 59% of the unearned deferred compensation will be amortized in the first year, 25% in the second year, 12% in the third year and 4% in the fourth year following the date of the grant. We amortized $3.3 million of deferred stock compensation in the year ended December 31, 1998. For the year ended December 31, 1999 and 2000, we recorded approximately $41.7 million, and $84.3 million, respectively, in additional deferred stock compensation for stock options granted at prices subsequently deemed to be below fair value on the date of grant. We amortized a total of approximately $11.4 million and $66.4 million of deferred stock compensation in the year ended December 31, 1999 and 2000, respectively. Approximately $56.0 million of deferred stock compensation related to all prior issuances remained to be amortized over four years as of December 31, 2000, respectively.

Results of Operations

   Beginning in 2000, our revenue generally is derived from the sale of our ONLINE and ONWAVE products. Prior to 2000, our revenue was primarily from research and development contracts with the United States government, therefore we believe that the comparison between the year ended December 31, 2000 and prior years is not meaningful. We expect to experience seasonality in the sales of our products. Historically, the telecommunications equipment market has experienced increased sales in the first and fourth quarter of a calendar year due in part to purchasers' budgetary cycles. We further expect that sales may decline during summer months, particularly in European markets. These seasonal variations in our sales may lead to fluctuations in our quarterly operating results.

   Our operating expenses are largely based on anticipated revenue trends and a high percentage of our expenses are, and will continue to be, fixed in the short term. We plan to increase our operating expenses significantly in order to fund greater levels of research and development, expand our sales and marketing operations, broaden our customer support capabilities and develop new distribution channels. We also plan to expand our general and administrative functions to address the increasing size of our business. A delay in generating or recognizing revenue could cause significant variations in our operating results from quarter to quarter and could result in substantial operating losses.

Comparison of Year Ended December 31, 2000 and 1999

 Revenue

   Revenue was $59.7 million for the year ended December 31, 2000, an increase of $56.6 million, from the year ended December 31, 1999. Revenue for the year ended December 31, 2000 was primarily from sales of our ONLINE and ONWAVE products to sixteen customers. No individual customer accounted for more than 17% of revenue for the year ended December 31, 2000, and only four customers represented greater than 10% of the revenue on an individual basis. International customers accounted for 22% of total revenue for the year ended December 31, 2000. All international sales were denominated in United States Dollars. Revenue recorded for the year ended December 31, 1999 was from government research and development contracts, which were completed in 1999.

 Cost of goods sold

   Cost of goods sold was $40.0 million for the year ended December 31, 2000, an increase of $38.9 million, from the year ended December 31, 1999. As a percentage of revenue, cost of goods sold for the year ended December 31, 2000 was 67%, compared to 34% for the year ended December 31, 1999. We believe the comparison of these two periods is not meaningful, because our revenue in 1999, and the related cost of goods sold, were from governmental research and development contracts. At December 31, 2000, we had approximately 125 manufacturing employees, an increase of 91 from 34 employees at December 31, 1999.

   Cost of goods sold as a percentage of revenue for year ended December 31, 2000 is higher than it is anticipated to be in the future due to the high cost of initial start-up of production and the low volume of sales. We expect to develop additional products in the future such that the product mix of our sales may vary. Accordingly, we expect the quarterly gross profit percentages to fluctuate in accordance with the quarterly product mix of related sales.

 Research and development expense

   Research and development expense was $53.7 million for the year ended December 31, 2000, an increase of $28.8 million, or 116%, from the year ended December 31, 1999. The increase in research and development expense is primarily due to the significant expansion of our research and development department, particularly attributable to the increase of engineering staff. Research and development is essential to our future success and we expect that research and development expenses will continue to increase in absolute dollars in future periods. At December 31, 2000 we had approximately 207 research and development employees, an increase of 97 from 110 at December 31, 1999.

 Sales and marketing expense

   Sales and marketing expense was $25.3 million for the year ended December 31, 2000, an increase of $20.7 million, or 455%, from the year ended December 31, 1999. We expect to continue to expand our domestic and international sales force and marketing activity, and as a result, expect that the dollar amounts of sales and marketing expenses will continue to increase in absolute dollars in future periods. At December 31, 2000 we had approximately 126 sales and marketing employees, an increase of 105 from 21 employees at December 31, 1999.

 General and administrative expense

   General and administrative expense was $16.4 million for the year ended December 31, 2000, an increase of $12.9 million, or 374%, from the year ended December 31, 1999. The increase in general and administrative expense primarily reflects the expansion in infrastructure to support our planned growth. We expect that the absolute dollar amount of general and administrative expenses will continue to increase in future periods as a result of the expansion of business activity. At December 31, 2000 we had approximately 83 general and administrative employees, an increase of 53 from 30 employees at December 31, 1999.

 Amortization of deferred stock compensation

   Amortization of deferred stock compensation was $66.4 million for the year ended December 31, 2000, an increase of $55 million, or 481%, from the year ended December 31, 1999. From inception through December 31, 2000, we have amortized a total of $81.2 million of deferred stock compensation, leaving an unamortized balance of $56.0 million as of December 31, 2000.

 Common stock warrant expense

   In February 2000, in connection with the signing of a purchase and license agreement with FMR Corp. for the purchase of our products by KVH Industries Inc. and MetroRED Telecommunicaciones S.A., we issued a warrant to purchase 223,000 shares of common stock at an exercise price of $0.91 per share. FMR, KVH Industries and MetroRED are not obligated to purchase any of our products as a condition to FMR exercising the warrant. We believe that, given our early stage of development at the time of the negotiation and issuance of the warrant, the issuance of this warrant was a cost of establishing a relationship with this potential customer. The value of $3.0 million ascribed to the warrant was estimated using the Black-Scholes option valuation model with the following assumptions:

  . no expected dividend yield;

  . risk free interest rate of 5.50%;

  . expected volatility of 70%; and

  . contractual term of seven years.

Given that there are no future performance obligations to exercise this warrant, the warrant was expensed upon issuance.

   In a separate transaction in March 2000, as consideration for professional services rendered, we issued a warrant to purchase 200,000 shares of common stock to Fenwick & West LLP at an exercise price of $15.00 per share. The value of $1.5 million ascribed to the warrant was estimated using the Black-Scholes option valuation model using the following assumptions:

  . no expected dividend yield;

  . risk free interest rate of 5.50%;

  . expected volatility of 70%; and

  . contractual term of four years.

The warrant was expensed upon issuance.

 Amortization of goodwill and intangibles

   Amortization of goodwill and intangibles was $3.6 million for the year ended December 31, 2000 and $1.8 million for the year ended December 31, 1999. We recorded goodwill of $5.7 million and intangibles of $1.2 million in relation to the acquisition of Object-Mart, Inc. on June 29, 1999. Goodwill and intangibles are being amortized over a period not exceeding two years.

 Interest income, net

   Interest income, net was $13.3 million for the year ended December 31, 2000, an increase of $12.7 million from the year ended December 31, 1999. The increase was primarily due to the interest earned on the net cash proceeds received in connection with the completion of our initial public offering in June 2000 and our follow-on public offering in October 2000.

Comparison of Year Ended December 31, 1999 and 1998

 Revenue

   In connection with our spinout from Optivision, we inherited several government research and development contracts. Prior to 1999, all of our revenue resulted from these contracts. In 1999, we recognized approximately $1.1 million in revenue from the licensing of our operating system software. The remaining revenue of approximately $1.9 million was derived from government research and development contracts and other consulting services. The government research and development contracts were completed in June 1999. We will not continue these activities, and they will not contribute to our revenue in the future.

   As of December 31, 1999, our ONLINE9000 product was undergoing field trial testing and was not generally available for sale; accordingly, no product revenue was recorded.

 Cost of revenue

   Cost of revenue for 1999 and 1998 consisted primarily of salaries, contracted services and materials required in the fulfillment of obligations under government contracts.

 Research and development

   Research and development expenses were $24.9 million for the year ended December 31, 1999, an increase of $20.8 million, or 520%, from the year ended December 31, 1998. The increase in research and development expenses was primarily related to the increase in the number of personnel and an increase in engineering and prototype expenses related to the design, development and testing of our ONLINE9000 product. At December 31, 1999, we had a total of approximately 110 research and development employees an increase of 67 from 43 employees at December 31, 1998.

 Sales and marketing

   Sales and marketing expenses were $4.6 million for the year ended December 31, 1999, an increase of $3.9 million, or 602%, from the year ended December 31, 1998. The increase in sales and marketing expenses was primarily related to the increase in the number of personnel, including the establishment of a direct sales force and customer service and support team, as well as costs associated with tradeshows, promotional activities and public relations. At December 31, 1999, we had a total of 21 sales and marketing employees an increase of 18 employees from 3 employees at December 31, 1998.

 General and administrative

   General and administrative expenses were $3.5 million for the year ended December 31, 1999, an increase of $1.9 million, or 117%, from the year ended December 31, 1998. The increase in general and administrative expenses was primarily related to the increase in personnel and increased legal, information systems, facilities and consulting services associated with our growing business activities. At December 31, 1999, we had a total of approximately 30 general and administrative employees, an increase of 18 employees from 12 employees at December 31, 1998.

 Amortization of deferred stock compensation

   In connection with grants of stock options and sales of stock to employees with exercise or sales prices subsequently determined to be below the deemed fair value of our common stock on the dates of grant or sale, we recorded amortization of deferred stock compensation of $11.4 million in 1999 an increase of $8.1 million, or 245%, from the year ended December 31, 1998. As of December 31, 1999, our unamortized deferred stock compensation was $35.5 million.

 Common stock warrant expense

   In December 1999, in connection with the signing of a purchase and license agreement with COLT Telecom plc, we issued a warrant to purchase 500,000 shares of common stock at an exercise price of $0.91 per share. COLT is not obligated to purchase any of our products as a condition to exercising the warrant. We believe that, given our early stage of development at the time of the negotiation and issuance of the warrant, the issuance of this warrant was a cost of establishing a relationship with this potential customer. The value of $2.9 million ascribed to the warrant was estimated using the Black-Scholes option valuation model with the following assumptions:

  . no expected dividend yield;

  . risk free interest rate of 5.50%;

  . expected volatility of 70%; and

  . contractual term of six years.

Given that there are no future performance obligations to exercise this warrant, the warrant was expensed in the year ended December 31, 1999.

 Interest income, net

   Interest income, net includes interest income from our cash investments net of interest expense related to our lease financing obligations and amortization of warrants issued in conjunction with our equipment lease and credit facilities. We had interest income, net, of $623,000 in 1999, an increase of $440,000, or 241%, from 1998. The increase was primarily due to the interest income earned on proceeds from preferred stock issuances.

Liquidity and Capital Resources

   At December 31, 2000, our principal source of liquidity was our cash and cash equivalents of $852.4 million.

   From inception through our initial public offering in June 2000, we financed our operations primarily through private sales of convertible preferred stock, for net proceeds of approximately $145.9 million, and common stock, for net proceeds of approximately $1.2 million. In June 2000, we completed our initial public offering of our common stock and realized net proceeds from the offering of approximately $226.1 million, including $14.0 million from two private placements of common stock that closed concurrently with our initial public offering. In October 2000, we completed a follow-on public offering of 8 million shares of common stock. Of these shares, ONI sold 5,646,643 shares and received net proceeds of approximately $401.5 million. The remaining 2,353,357 shares were sold by existing stockholders of ONI. Concurrent with the completion of the follow-on public offering of common stock, we sold $300 million of 5% Convertible Subordinated Notes due October 15, 2005. We received net proceeds of approximately $290.5 million, after deducting underwriting discounts and other expenses.

   At December 31, 2000, cash and cash equivalents totaled $852.4 million, an increase of $772.3 million from the balance of $80.0 million at December 31, 1999. The increase was due to the receipt of $941.4 million, primarily from the net proceeds of our two public offerings, issuance of convertible subordinated notes and sale of convertible preferred stock, offset by $117.2 million of cash used in operating activities and $52.3 million of cash used in investing activities. At December 31, 1999, cash and cash equivalents totaled $80.0 million, an increase of $60.9 million, from the balance of $19.1 million at December 31, 1998. The increase was due to the receipt of $97.1 million, primarily from the sale of convertible preferred stock, offset by $29.6 million of cash used in operating activities and $6.6 million of cash used in investing activities.

   We used $117.2 million in cash in operating activities in the year ended December 31, 2000, an increase of $87.6 million from the $29.6 million used in the year ended December 31, 1999. The increase was primarily due to the increase in our net loss of $90.3 million, an increase in inventory of $61.0 million, an increase in accounts receivable of $24.1 million and an increase in prepaid expenses and other current assets of 9.8 million, offset by increased amortization of deferred stock compensation and common stock warrants of $56.6 million, an increase in accounts payable and accrued liabilities of $27.3 million, and increased depreciation and amortization of $11.1 million. We used $29.6 million in cash in operating activities in 1999, an increase of $23.8 million, from the $5.8 million used in 1998. The increase was primarily due to the increase in our net loss of $37.7 million and an increase in inventory of $9.6 million, offset by decreased working capital of $9.5 million, increased amortization of deferred stock compensation and common stock warrants of $11.0 million, and depreciation and amortization of $2.5 million.

   We used $52.3 million in cash in investing activities in the year ended December 31, 2000, an increase of $45.7 million from the $6.6 million used in the year ended December 31, 1999. The increase was primarily related to the increase in purchases of property and equipment, and minority investments we made during the year ended December 31, 2000. We used $6.6 million in cash in investing activities in 1999, an increase of $5.6 million, from the $1.0 million used in 1998. The increase was primarily related to the purchase of property and equipment and the net cash portion of our acquisition of Object-Mart of $1.7 million.

   We generated $941.9 million in cash from financing activities in the year ended December 31, 2000, an increase of $844.7 million from the $97.1 million generated in the year ended December 31, 1999. This increase was primarily from the net proceeds from our initial public offering of our common stock, our follow-on equity offering, our issuance of convertible subordinated notes, and the private sales of convertible preferred stock. We generated $97.1 million in cash from financing activities in 1999, an increase of $71.2 million, from the $25.9 million generated in 1998, primarily from the private sales of convertible preferred stock and issuance of common stock.

   We have an equipment financing facility for $1.5 million, of which $467,000 had been drawn as of December 31, 2000. This facility with a 7.51% annual interest charge expires in December 2002.

   Our capital requirements depend on numerous factors, including:

  . the resources we devote to developing, manufacturing, marketing, selling and supporting our products;

  . market acceptance of our products and the timing and extent of sales of our products; and

  . the timing and extent of capital expenditures required to establish our international operations.

   We expect to devote substantial capital resources to continue our research and development activities, to expand our sales, marketing and customer service and support organizations, to support our information systems requirements and for other general corporate activities. We believe that our current cash balances will be sufficient to fund our operations for at least the next 12 months. However, we may require additional financing within that time frame. If needed, additional financing may not be available on terms acceptable to us, or at all.

   In February 2001, we acquired the technology and other assets associated with Finisar's Corporation's Opticity product line for $50 million, comprised of $30 million in cash and $20 million of our common stock. At closing, we paid $5 million in cash and issued 488,624 shares of common stock in Finisar. The remaining $25 million of cash payments will be made upon timely completion of certain mutually agreed deliverables.

Recent Accounting Pronouncements

   In June 1998, the FASB issued Statement of Financial Accounting Standards No.133, Accounting for Derivative Instruments and Hedging Activities (SFAS No.133). This accounting standard, which is effective for all fiscal quarters of fiscal years beginning after June 15, 2000, requires that all derivatives be recognized as either assets or liabilities at estimated fair value. In June 2000, the FASB issued Statement of Financial Accounting Standards No. 138, Accounting for Certain Derivative Instruments and Certain Hedging Activities, an amendment of SFAS No. 133. This accounting standard amended the accounting and reporting standards of SFAS No. 133 for certain derivative instruments and hedging activities. The adoption of SFAS No. 133, as amended, will not have a material effect on our financial position or results of operations.

RISKS THAT COULD AFFECT FUTURE RESULTS

   The factors discussed below are cautionary statements that identify important factors that could cause actual results to differ materially from those anticipated in the forward-looking statements in this Form 10-K.

We have a history of losses, expect to continue to incur additional losses, and may never achieve profitability.

   Through December 31, 2000, we incurred cumulative losses of $192.5 million, and we expect to continue to incur losses in the future. If we do not become profitable, the value of our stock will decrease. We have large fixed expenses, and we plan to incur significant and increasing sales and marketing, research and development, manufacturing, and general and administrative expenses. In February 2000, we began to ship our first product, the ONLINE9000, and our revenue to date has been limited. In order for us to become profitable, we will need to generate and sustain higher revenue while maintaining reasonable cost and expense levels.

   We expect our operating expenses to increase significantly as we increase spending in order to fund more research and development, expand our sales and marketing operations, broaden our customer support capabilities and develop new distribution channels. We also plan to expand our general and administrative functions to support the expected growth of our business. Our operating expenses are largely based on anticipated revenue trends and a high percentage of our expenses are, and will continue to be, fixed in the short term. As a result, a delay in generating or recognizing revenue could cause significant variations in our operating results from quarter to quarter and annually and could result in substantial operating losses.

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

   If our customers and potential customers do not adopt, purchase and successfully deploy our products in large numbers, our revenue may not grow and our business, financial condition and results of operations will be seriously harmed. Since the market for our products is relatively new, future demand for our products is uncertain and will depend on the speed of adoption of optical networking, in general, and optical equipment in metro networks, in particular. Communication service providers may not choose to purchase and deploy our equipment. Even if service providers do deploy our products in their networks, they may not operate as expected, which could delay or prevent their adoption.

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

   Any failure of our future products to achieve market acceptance could harm our business and financial results. For example, we are currently developing new products, including our ONLINE2500. We have devoted and expect to continue to devote significant engineering and financial resources to the development and marketing of new products and features. Unexpected technical challenges could prevent us from successfully developing new products and features in a timely manner or at all. In addition, new products and features could be more costly to develop and test than we anticipate. Even if we are able to develop and introduce new products and features, they may not achieve market acceptance if they do not offer performance desired by customers or if competitors develop products that customers prefer.

We expect that substantially all of our revenue will be generated from a small number of customers, and our revenue will not grow if we do not sell products to them in large numbers and if we do not add customers.

   We expect that substantially all of our revenue will depend on sales of our products to a small number of customers and that our revenue will only grow if these customers purchase substantial quantities of our products. As of December 31, 2000, we had sixteen customers. Most of these customers are not contractually committed to purchase any minimum quantities of our products. If these customers or future customers do not purchase large quantities of our products for any reason, our ability to succeed would be harmed. The decision to purchase substantial quantities of our products will depend, in part, on our customers' and potential customers' desire and ability to introduce or expand commercial services. We cannot be sure that any customer will introduce or expand commercial services utilizing our products on a timely basis, if at all. Any delay in introducing, or failure to introduce, these services would seriously harm our revenue, results of operations and financial condition.

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

   The market for communications equipment is rapidly evolving and is marked by intense competition and technical innovations. We expect the pace of change to accelerate in the future. We also expect many new competitors to emerge as the market for optical networking equipment expands and evolves in response to technical innovations and increasing demand for new broadband and wavelength-based services. We currently compete with both public and private companies providing solutions for network and bandwidth management in the metropolitan and regional markets. Many of these companies have existing relationships with communication service providers, making it more difficult for us to sell our products to these potential customers.

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

   If we are unable to buy components on a timely basis, we will not be able to deliver our products to customers, which would harm our sales and revenue. We currently purchase key components, including optical filters, amplifiers, transmitters, receivers and switches and electronic microprocessors, from limited sources. In addition, we rely on a sole supplier for some optical components. Optical components are complex, and we may not be able to develop multiple or alternate sources of supply in a timely manner, which could hurt our ability to deliver our products to customers. Sole or limited source suppliers may be vulnerable to pressure from large purchasers of their products, who may be competitors of ours, not to sell their products to us.

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

   In addition, we expect to experience seasonality in the sales of our products. Historically, the communications equipment market has higher sales in the first and fourth quarters of the year, due in part to purchasers' budgetary cycles. In addition, we expect that sales may decline during summer months, particularly in European markets. These seasonal variations in our sales may lead to fluctuations in our quarterly operating results.

Due to the long sales cycle for our products, the timing of revenue is difficult to predict and may cause our operating results to fluctuate unexpectedly.

   The sales cycle for our products is lengthy; it may extend for six months or more. The length of our sales cycle may cause our revenue and operating results to vary unexpectedly from quarter to quarter. A customer's decision to purchase our products involves a significant commitment of its resources and a lengthy evaluation and product qualification process. Consequently, we may incur substantial expenses and devote senior management attention to potential relationships that never materialize, in which event our investments will largely be lost and we may miss other opportunities. In addition, our lengthy sales cycle makes it difficult to predict the quarter in which we may recognize revenue from any sale.

If we do not manage growth, improve existing processes and implement new systems, procedures and controls, we may use resources, including your investment, inefficiently and we may not achieve profitability.

   We are still a relatively small company and our success depends on growth. At December 31, 1998, we had 63 employees, at December 31, 1999, we had 202 employees and at December 31, 2000, we had 541 employees. We plan to hire a significant number of additional employees this year. Our growth has placed, and we expect it to continue to place, a significant strain on our management systems and resources. We expect that we will need to continue to improve our financial and managerial controls, reporting systems and procedures, and will need to continue to expand, train and manage our work force worldwide.

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

   Our products are technically advanced and highly complex, and it is common for complex hardware and software to have defects which are difficult to detect. Our current and any future products or releases can only be fully tested when deployed for an extended period of time as part of networks that include equipment from other vendors. Consequently, our customers may discover defects in our hardware or software after deployment, and we could experience:

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

   In March 2000, Nortel Networks filed suit against us in the United States District Court for the Northern District of California. The suit alleges that our products infringe five patents held by Nortel Networks, and sets forth allegations of misappropriation of trade secrets, unlawful business practices and common law unfair competition. We are in the process of investigating these allegations. Nortel Networks is seeking preliminary and permanent injunctions and damages against us in connection with these claims. If Nortel Networks is able to obtain an injunction preventing us from selling our products, we would suffer a substantial reduction in our revenues and incur losses over an extended period of time. We have incurred and expect to incur substantial legal and other expenses as well as diversion of management and technical time and attention in connection with this litigation. The expenses and diversion of resources associated with this litigation could seriously harm our business and financial condition and could affect our ability to raise capital in the future. In the event of an adverse ruling, we may be unable to sell our products or be required to pay substantial damages to Nortel Networks, and if this litigation is resolved by settlement, we might need to make substantial payments to Nortel Networks.

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

   We intend to continue to expand our sales and marketing activities, manufacturing activities and inventory to achieve our growth targets. If we do not achieve these growth targets, we may need to raise additional capital in order to develop new services or products, or to acquire complementary services, businesses or technologies. Product development and acquisition activities are particularly capital-intensive in our industry. Additional financing may not be available on terms favorable to us, or at all. If we issue additional equity securities, stockholders may experience additional dilution or the new equity securities may have rights, preferences or privileges senior to those of the then-existing holders of common stock.

Acquisitions could disrupt our business and harm our financial condition.

   We intend to acquire or invest in complementary businesses, products and technologies. We may not successfully integrate any businesses, products, technologies or personnel that we might acquire and, as a result, our operating results could suffer. For example, in February 2001, we acquired certain technology and other assets from Finisar Corporation which we intend to incorporate into our new ONLINE2500 product. If we cannot successfully incorporate Finisar's technology into our ONLINE2500, we may not be able to make this product available for sale in a timely fashion, or at all, and our business would suffer. This acquisition and any future acquisitions or investments could lead to:

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

   As of March 1, 2001, our executive officers, directors and entities affiliated with them beneficially owned approximately 26.9% of our outstanding common stock. These stockholders, if acting together, would be able to influence all matters requiring approval by our stockholders, including the election of directors and the approval of mergers or other business combination transactions. This ability to exercise influence over all matters requiring stockholder approval could prevent or significantly delay another company or person from acquiring or merging with us. As a result, offers to acquire ONI Systems which represent a premium over the available market price of our common stock may be withdrawn or otherwise fail to be realized.

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

   We have a substantial amount of outstanding indebtedness. There is the possibility that we may be unable to generate cash sufficient to pay the principal of, interest on and other amounts payable in respect of the notes when due.

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

ITEM 7A  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest rate sensitivity

   We do not currently use derivative financial instruments for speculative trading or hedging purposes. In addition, we maintain our cash equivalents in money market funds. Accordingly, we are not a party to financial instruments or contracts, and do not have investments, that expose us to material interest rate risk. Our subordinated convertible notes were issued at a fixed interest rate and therefore do not expose us to the risk of earnings or cash flow loss due to changes in market interest rates.

Exchange rate sensitivity

   Currently, all of our sales and the majority of our expenses are denominated in United States Dollars. Therefore, we have had no material exposure to foreign currency rate fluctuation and have not engaged in any foreign exchange hedging activities to date. With the expansion of our international sales and service organization we do expect to conduct a more significant number of transactions in foreign currencies in the future, so we may engage in foreign exchange hedging activities at that time.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                               ONI SYSTEMS CORP.

Annual Financial Statements

   Our financial statements required by this item are submitted as a separate section of the Form 10-K. See item 14(a)(1) for a listing of financial statements provided in the section titled "Financial Statements."

Selected Quarterly Results of Operations

   The following selected unaudited quarterly data should be read in conjunction with the Consolidated Financial Statements and related notes and "Management's Discussion and Analysis of Financial Condition and Results of Operations" appearing elsewhere in the Form 10-K. This information has been derived from our unaudited consolidated financial statements that, in our opinion, reflect all recurring adjustments necessary to fairly present this information when read in conjunction with our Consolidated Financial Statements and related notes appearing in the section titled "Financial Statements." The results of operations for any quarter are not necessarily indicative of the results to be expected for any future period.

                               First     Second    Third     Fourth    Fiscal
                              Quarter   Quarter   Quarter   Quarter     Year
                              --------  --------  --------  --------  ---------
                                  (In thousand, except per share data)
Fiscal 2000
Revenue.....................  $  3,633  $  9,485  $ 16,381  $ 30,163  $  59,662
Gross profit................       783     2,616     5,255    11,028     19,682
Loss before income taxes....   (34,165)  (39,377)  (35,087)  (28,251)  (136,880)
Net loss....................   (34,167)  (39,377)  (35,087)  (28,256)  (136,887)
Basic and diluted net loss
 per share..................  $  (1.41) $  (0.40) $  (0.30) $  (0.23) $   (1.22)
Number of shares used in
 computing basic and diluted
 net loss per share.........   103,154   109,558   118,774   124,344    115,587
Fiscal 1999
Revenue.....................  $    565  $    401  $    742  $  1,326  $   3,034
Gross profit................       140        67       536     1,259      2,002
Loss before income taxes....    (4,775)   (7,332)  (12,550)  (21,913)   (46,570)
Net loss....................    (4,777)   (7,332)  (12,550)  (21,913)   (46,572)
Basic and diluted net loss
 per share..................  $  (0.35) $  (0.50) $  (0.63) $  (1.01) $   (2.58)
Number of shares used in
 computing basic and diluted
 net loss per share.........    13,542    14,557    20,065    21,690     18,043

                    REPORT OF KPMG LLP, INDEPENDENT AUDITORS

The Board of Directors and Stockholders of ONI Systems Corp:

   We have audited the accompanying consolidated balance sheets of ONI Systems Corp. as of December 31, 2000 and 1999, and the related consolidated statements of operations, stockholders' equity(deficit), and cash flows for each of the years in the three-year period ended December 31, 2000. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

   We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

   In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of ONI Systems Corp. as of December 31, 2000 and 1999, and the results of its operations and its cash flows for each of the years in the three year period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States of America.

                                          KPMG LLP

   Mountain View, California
   February 7, 2001

                               ONI SYSTEMS CORP.

                          CONSOLIDATED BALANCE SHEETS
                       (In thousands, except share data)

                                                             December 31,
                                                          --------------------
                                                             2000       1999
                                                          ----------  --------

                         ASSETS
Current assets:
  Cash and cash equivalents.............................. $  852,360  $ 80,023
  Accounts receivable....................................     24,309       163
  Inventory..............................................     70,626     9,649
  Prepaid expenses and other current assets..............      7,950       771
                                                          ----------  --------
    Total current assets.................................    955,245    90,606
Property and equipment, net..............................     41,581     5,315
Other assets.............................................     16,829        24
Goodwill and Intangibles, net............................      1,813     4,997
                                                          ----------  --------
    Total assets......................................... $1,015,468  $100,942
                                                          ==========  ========

          LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable....................................... $   17,518  $  6,902
  Accrued liabilities....................................     18,492     1,779
  Deferred revenue.......................................      1,466       --
  Current portion of capital lease obligations...........        161       167
                                                          ----------  --------
    Total current liabilities............................     37,637     8,848
Capital lease obligations, less current portion..........        187       366
Subordinated convertible notes...........................    300,000       --
                                                          ----------  --------
    Total liabilities....................................    337,824     9,214
                                                          ----------  --------

Commitments and contingencies

Stockholders' equity:
  Convertible preferred stock, $0.0001 par value per
   share, 10,000,000 and 80,309,408 shares authorized at
   December 31, 2000 and December 31, 1999, respectively;
   zero and 78,855,900 shares issued and outstanding at
   December 31, 2000 and December 31, 1999, respectively;
   aggregate liquidation preference of $0 and $125,956 at
   December 31, 2000 and December 31, 1999,
   respectively..........................................        --          8
  Common stock, $0.0001 par value per share, 700,000,000
   and 159,690,592 shares authorized at December 31, 2000
   and December 31, 1999, respectively; 133,089,074 and
   31,279,590 shares issued and outstanding at December
   31, 2000 and December 31, 1999, respectively..........         13         3
  Additional paid-in capital.............................    933,670   186,781
  Notes receivable from stockholders.....................     (7,545)   (3,824)
  Services receivable from stockholder...................        --        (85)
  Deferred stock compensation............................    (55,984)  (35,532)
  Accumulated deficit....................................   (192,510)  (55,623)
                                                          ----------  --------
    Total stockholders' equity...........................    677,644    91,728
                                                          ----------  --------
    Total liabilities and stockholders' equity........... $1,015,468  $100,942
                                                          ==========  ========

          See accompanying notes to consolidated financial statements.

                               ONI SYSTEMS CORP.

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                (In thousands, except share and per share data)

                                              Years ended December 31,
                                        --------------------------------------
                                            2000         1999         1998
                                        ------------  -----------  -----------
Revenue................................ $     59,662  $     3,034  $     1,733
  Cost of goods sold, excluding
   deferred stock compensation
   amortization amounts................       39,980        1,032        1,208
                                        ------------  -----------  -----------
  Gross profit.........................       19,682        2,002          525
                                        ------------  -----------  -----------
Operating expenses:
  Research and development, excluding
   deferred stock compensation
   amortization amounts................       53,654       24,858        4,009
  Sales and marketing, excluding
   deferred stock compensation
   amortization amounts................       25,304        4,557          649
  General and administrative, excluding
   deferred stock compensation
   amortization amounts................       16,385        3,455        1,591
  Amortization of deferred stock
   compensation*.......................       66,413       11,422        3,310
  Common stock warrant expense.........        4,545        2,891          --
  Amortization of goodwill and
   intangibles.........................        3,594        1,842          --
  In-process research and development..          --           170          --
                                        ------------  -----------  -----------
    Total operating expenses...........      169,895       49,195        9,559
                                        ------------  -----------  -----------
    Operating loss.....................     (150,213)     (47,193)      (9,034)
Interest income, net...................       13,333          623          183
                                        ------------  -----------  -----------
Loss before income taxes...............     (136,880)     (46,570)      (8,851)
Income taxes...........................            7            2            1
                                        ------------  -----------  -----------
Net loss...............................     (136,887)     (46,572)      (8,852)
Beneficial conversion of preferred
 stock.................................        4,242          --           --
                                        ------------  -----------  -----------
Net loss attributable to common
 shareholders.......................... $   (141,129) $   (46,572) $    (8,852)
                                        ============  ===========  ===========
Basic and diluted net loss per share... $      (1.22) $     (2.58) $     (0.74)
Weighted-average shares outstanding
 used in computing basic and diluted
 net loss per share....................  115,587,139   18,043,188   11,918,628
                                        ============  ===========  ===========

--------
*Amortization of deferred stock
 compensation:
  Cost of goods sold................... $      8,133  $       --   $       --
  Research and development.............       32,623        8,142        2,509
  Sales and marketing..................       15,468        1,583          160
  General and administrative...........       10,189        1,697          641
                                        ------------  -----------  -----------
                                        $     66,413  $    11,422  $     3,310
                                        ============  ===========  ===========



          See accompanying notes to consolidated financial statements.

                               ONI SYSTEMS CORP.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)

                                                   Years ended December 31,
                                                  ----------------------------
                                                    2000       1999     1998
                                                  ---------  --------  -------
Cash flows from operating activities:
 Net loss........................................ $(136,887) $(46,572) $(8,852)
 Adjustments to reconcile net loss to net cash
  used in operating activities:
   Depreciation and amortization.................    13,948     2,806      289
   Amortization of deferred stock compensation...    66,413    11,422    3,310
   Loss on disposal of property and equipment....       112       164      --
   Value of leased facilities received in
    exchange for preferred stock.................        85        97      --
   Purchased in-process research and
    development..................................       --        170      --
   Amortization of debt financing costs..........       392        54      --
   Common stock warrant expense..................     4,545     2,891      --
   Stock-based compensation for non-employees....       241        73      --
 Changes in operating assets and liabilities:
   Accounts receivable...........................   (24,146)    1,570   (1,002)
   Inventory.....................................   (60,977)   (9,649)     --
   Prepaid expenses and other current assets.....    (9,755)     (534)    (111)
   Accounts payable..............................    10,616     2,393      172
   Other accrued liabilities.....................    16,712     5,528      383
   Deferred revenue..............................     1,466       --       --
                                                  ---------  --------  -------
     Net cash used in operating activities.......  (117,235)  (29,587)  (5,810)
                                                  ---------  --------  -------
Cash flows used in investing activities:
 Purchase of property and equipment and
  intangibles....................................   (47,314)   (4,859)  (1,016)
 Proceeds from disposal of property and
  equipment......................................       173       --       --
 Minority investments............................    (5,150)      --       --
 Acquisition of Object-Mart, net of cash
  acquired.......................................       --     (1,744)     --
                                                  ---------  --------  -------
     Net cash used in investing activities.......   (52,291)   (6,603)  (1,016)
                                                  ---------  --------  -------
Cash flows from financing activities:
 Repayment of short-term borrowings..............       --        --      (130)
 Proceeds from issuance of convertible
  subordinated notes.............................   290,529       --       --
 Payments under capital lease obligations........      (185)      (52)     (14)
 Proceeds from issuance of preferred stock, net
  of issuance costs..............................    21,960    96,889   27,015
 Repurchase of preferred stock...................       --        --    (1,000)
 Payment on stockholder notes....................       647        12      --
 Proceeds from issuance of common stock, net of
  issuance costs.................................   628,912       272       35
                                                  ---------  --------  -------
     Net cash provided by financing activities...   941,863    97,121   25,906
                                                  ---------  --------  -------
     Net increase in cash and cash equivalents...   772,337    60,931   19,080
Cash and cash equivalents at beginning of year...    80,023    19,092       12
                                                  ---------  --------  -------
Cash and cash equivalents at end of year......... $ 852,360  $ 80,023  $19,092
                                                  ---------  --------  -------
Supplemental disclosures of cash flow
 information:
 Interest paid during year....................... $      37  $     16  $     4
                                                  =========  ========  =======
 Noncash investing and financing activities:
   Equipment recorded under capital leases....... $     --   $    467  $   133
                                                  =========  ========  =======
   Contribution of property and equipment by
    common stockholder........................... $     --   $    --   $   142
                                                  =========  ========  =======
   Issuance of common stock upon exercise of
    options in exchange for notes receivable..... $   4,652  $  3,713  $   123
                                                  =========  ========  =======
   Issuance of preferred stock in exchange for
    leased facilities............................ $     --   $    182  $   --
                                                  =========  ========  =======
   Issuance of common stock in connection with
    Object-Mart, Inc. acquisition................ $     --   $  5,875  $   --
                                                  =========  ========  =======
   Issuance of warrants in connection with debt
    Financing.................................... $     --   $    204  $   --
                                                  =========  ========  =======
   Issuance of common stock for future services.. $  86,865  $ 41,730  $ 8,432
                                                  =========  ========  =======

          See accompanying notes to consolidated financial statements.

                               ONI SYSTEMS CORP.

           CONSOLIDATED STATEMENTS OF STOCKHOLDERS' (DEFICIT) EQUITY
                 Years ended December 31, 1998, 1999 and 2000
                       (In thousands, except share data)

                     Convertible                                     Notes      Services                                Total
                   preferred stock     Common stock    Additional  receivable  receivable    Deferred               stockholders'
                  ------------------ -----------------  paid-in       from        from        stock     Accumulated   (deficit)
                    Shares    Amount   Shares   Amount  capital   stockholders stockholder compensation   deficit      equity
                  ----------  ------ ---------- ------ ---------- ------------ ----------- ------------ ----------- -------------
Balances as of
 December 31,
 1997...........   8,000,000    --   11,565,752    1        214        --           --          (101)        (199)         (85)
Issuance of
 common stock
 for notes
 receivable.....         --     --    5,991,496    1        122       (123)         --           --           --           --
Exercise of
 stock purchase
 rights for
 cash...........         --     --      440,000   --         27        --           --           --           --            27
Exercise of
 options for
 cash...........         --     --        4,000   --          7        --           --           --           --             7
Contribution of
 property and
 equipment by
 common
 stockholder....         --     --          --    --        142        --           --           --           --           142
Exchange of
 Series A
 preferred stock
 for Series B
 preferred
 stock..........  (8,000,000)   --          --    --        --         --           --           --           --           --
Issuance of
 Series B
 preferred
 stock, net of
 $50 in issuance
 costs..........  26,128,843     3          --    --      4,206        --           --           --           --         4,209
Repurchase and
 cancellation of
 Series B
 preferred
 stock..........  (1,333,333)   --          --    --     (1,000)       --           --           --           --        (1,000)
Issuance of
 Series C
 preferred
 stock, net of
 $62 in issuance
 costs..........   2,733,332    --          --    --      1,988        --           --           --           --         1,988
Issuance of
 Series D
 preferred
 stock, net of
 $46 in issuance
 costs..........   4,969,148    --          --    --      4,335        --           --           --           --         4,335
Issuance of
 Series E
 preferred
 stock, net of
 $17 in issuance
 costs..........  18,082,200     2          --    --     16,482        --           --           --           --        16,484
Deferred stock
 compensation...         --     --          --    --      8,432        --           --        (8,432)         --           --
Amortization of
 deferred stock
 compensation...         --     --          --    --        --         --           --         3,310          --         3,310
Net loss........         --     --          --    --        --         --           --           --        (8,852)      (8,852)
                  ----------   ---   ----------  ---    -------      -----        ----       -------      -------      -------
Balances as of
 December 31,
 1998...........  50,580,190   $ 5   18,001,248  $ 2    $34,955      $(123)       $ --       $(5,223)     $(9,051)     $20,565
                  ==========   ===   ==========  ===    =======      =====        ====       =======      =======      =======

         See accompanying notes to consolidated financial statements.

                               ONI SYSTEMS CORP

                 Years ended December 31, 1998, 1999 and 2000
                       (In thousands, except share data)

                     Convertible                                    Notes      Services                                Total
                   preferred stock    Common stock    Additional  receivable  receivable    Deferred               stockholders'
                  ----------------- -----------------  paid-in       from        from        stock     Accumulated   (deficit)
                    Shares   Amount   Shares   Amount  capital   stockholders stockholder compensation   deficit      equity
                  ---------- ------ ---------- ------ ---------- ------------ ----------- ------------ ----------- -------------
Exercise of
options for
cash............         --  $ --    3,023,220 $ --    $    272    $   --        $ --       $    --     $    --       $   272
Issuance of
Series E
preferred stock,
net of $37 in
issuance costs..   8,001,824     1         --    --       7,263        --          --            --          --         7,264
Issuance of
Series E
preferred stock
in exchange for
services........     200,000   --          --    --         182        --         (182)          --          --           --
Performance of
services........         --    --          --    --         --         --           97           --          --            97
Issuance of
common stock for
acquisition of
Object-Mart.....         --    --    4,569,276   --       5,874        --          --            --          --         5,874
Issuance of
Series F
preferred stock,
net of $21 in
issuance costs..   8,249,468     1         --    --      14,969        --          --            --          --        14,970
Exercise of
options for
notes
receivable......         --    --    5,685,846     1      3,712     (3,713)        --            --          --           --
Payment on
stockholder
notes...........         --    --          --    --         --          12         --            --          --            12
Issuance of
warrants in
connection with
debt financing..         --    --          --    --         204        --          --            --          --           204
Issuance of
Series G
preferred stock,
net of $45 in
issuance costs..  11,824,418     1         --    --      74,655        --          --            --          --        74,656
Issuance of
warrants in
connection with
purchase and
license
agreement.......         --    --          --    --       2,891        --          --            --          --         2,891
Stock-based
compensation to
non-employees...         --    --          --    --          73        --          --            --          --            73
Deferred stock
compensation....         --    --          --    --      41,731        --          --        (41,731)        --           --
Amortization of
deferred stock
compensation....         --    --          --    --         --         --          --         11,422         --        11,422
Net loss........         --    --          --    --         --         --          --            --      (46,572)     (46,572)
                  ---------- -----  ---------- -----   --------    -------       -----      --------    --------      -------
Balances as of
December 31,
1999............  78,855,900 $   8  31,279,590 $   3   $186,781    $(3,824)      $ (85)     $(35,532)   $(55,623)     $91,728
                  ========== =====  ========== =====   ========    =======       =====      ========    ========      =======

          See accompanying notes to consolidated financial statements

                               ONI SYSTEMS CORP.

                 Years ended December 31, 2000, 1999 and 1998
                       (In thousands, except share data)

                                                                       Notes     Services                             Total
                     Convertible                                     receivable receivable                           stock-
                   preferred stock       Common stock     Additional    from       from      Deferred                holders
                  ------------------- -------------------  paid-in     stock-     stock-      stock     Accumulated (deficit)
                    Shares     Amount   Shares     Amount  capital    holders     holder   compensation   deficit    equity
                  -----------  ------ -----------  ------ ---------- ---------- ---------- ------------ ----------- ---------
Exercise of
options for
cash............          --    $ --    4,106,514   $ --   $  1,286   $   --       $ --      $    --     $     --   $   1,286
Exercise of
options for
notes
receivable......          --      --    2,675,860     --      4,652    (4,652)       --           --           --         --
Payment on
stockholder
notes...........          --      --          --      --        --        647        --           --           --         647
Issuance of
common shares in
exchange for
services........          --      --       18,002     --         57       --         --           --           --          57
Exercise of
common stock
warrants........          --      --      507,483     --        --        --         --           --           --         --
Issuance of
Series G shares,
net of $8 in
issuance costs..      310,000     --          --      --      4,341       --         --        (2,381)         --       1,960
Issuance of
Series G shares
in exchange for
services........       29,000     --          --      --        406       --         --          (222)         --         184
Amortization of
cost of
preferred stock
issued for
leased
facility........          --      --          --      --        --        --         85           --           --          85
Issuance of
warrants in
connection with
purchase and
license
agreement.......          --      --          --      --      3,000       --         --           --           --       3,000
Issuance of
warrants in
exchange for
services........          --      --          --      --      1,545       --         --           --           --       1,545
Deferred stock
compensation....          --      --          --      --     84,262       --         --       (84,262)         --         --
Amortization of
deferred stock
compensation....          --      --          --      --        --        --         --        66,413          --      66,413
Issuance of
Series H
shares..........    1,333,333     --          --      --     20,000       --         --           --           --      20,000
Repurchase of
common stock....          --      --   (1,069,615)    --       (284)      284        --           --           --         --
Issuance of
common stock,
net of issuance
costs of
$37,049.........          --      --   15,406,643      2    627,624       --         --           --           --     627,626
Conversion of
preferred stock
to common
stock...........  (80,528,233)    (8)  80,164,597      8        --        --         --           --           --         --
Net loss........          --      --          --      --        --        --         --           --      (136,887)  (136,887)
                  -----------   ----  -----------   ----   --------   -------      ----      --------    ---------  ---------
Balance at
December 31,
2000............          --    $ --  133,089,074   $ 13   $933,670   $(7,545)     $ --      $(55,984)   $(192,510) $ 677,644
                  ===========   ====  ===========   ====   ========   =======      ====      ========    =========  =========

         See accompanying notes to consolidated financial statements.

                               ONI SYSTEMS CORP.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                (In thousands, except share and per share data)

(1) Description of Business and Significant Accounting Policies

 (a) Description of Business

   ONI Systems Corp. develops, markets and sells optical communications equipment to communication service providers in the metropolitan and regional markets.

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

 (b) Principles of Consolidation

   The accompanying consolidated financial statements include the financial statements of ONI and its wholly-owned subsidiaries. All significant inter-company balances and transactions have been eliminated on consolidation.

 (c) Stock Splits

   Share information for all periods has been retroactively adjusted to reflect a one-for-three reverse split of common stock effected in March 1998, a two-for-three reverse split of Series B and Series C preferred stock effected in August 1999, a two-for-one split of common stock, Series D and Series E preferred stock effected in August 1999 and a two-for-one common and preferred stock split effected in February 2000.

 (d) Use of Estimates

   The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires ONI to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses, and to disclose contingent assets and liabilities at the date of the consolidated financial statements and the reported results of operations during the reporting period. Actual results could differ from those estimates.

 (e) Cash and Cash Equivalents

   ONI considers all highly liquid investments with remaining maturities of three months or less at the date of purchase to be cash equivalents. As of December 31, 2000 and 1999 cash equivalents totaled $847,400, and $79,005, respectively. Cash equivalents consisted primarily of money market funds.

 (f) Inventory

   Inventories are stated at the lower of average cost or market.

                               ONI SYSTEMS CORP.

                (In thousands, except share and per share data)


 (g) Property and Equipment

   Property and equipment are stated at cost and are depreciated using the straight-line method over the estimated useful lives of the related assets, ranging from one to five years. Leasehold improvements and assets recorded under capital leases are amortized on a straight-line basis over the lesser of the related asset's estimated useful life or the remaining lease term.

 (h) Goodwill and Intangibles

   Goodwill, which represents the excess of the purchase price over the fair value of the net assets acquired in the Object-Mart, Inc. business combination is recorded at cost less accumulated amortization. ONI has capitalized the cost of identifiable intangibles associated with the acquisition of Object-Mart, Inc. Goodwill and intangibles are amortized over their estimated useful lives, not exceeding two years.

 (i) Research and Development Costs

   ONI's products are technical in nature and require a significant and continuing research and development effort. All research and development costs are expensed as incurred. Statement of Financial Accounting Standards (SFAS) No. 86, "Accounting for the Costs of Computer Software to Be Sold, Leased, or Otherwise Marketed", requires the capitalization of certain software development costs incurred subsequent to the date technological feasibility is established and prior to the date the product is generally available for sale. The capitalized cost is then amortized over the estimated life of the product. To date, ONI has not capitalized any software development costs because capitalizable costs meeting the requirements of SFAS No. 86 have not been significant.

 (j) Revenue Recognition

   ONI recognizes revenue from product sales upon shipment, assuming collectibility of the resulting receivable is probable. When the arrangement with the customer includes future obligations or obtaining customer acceptance, revenue is recognized when those obligations have been met or customer acceptance has been received.

   ONI sells licenses for embedded software and application software. Revenue from transactions involving ONI's software products is accounted for in accordance with Statement of Position (SOP) 97-2, "Software Revenue Recognition", and SOP 98-9, "Software Revenue Recognition with Respect to Certain Arrangements". Accordingly, ONI recognizes revenue from licenses of software products provided that a purchase order has been received, the software and related documentation have been shipped, collection of the resulting receivable is deemed probable, and the fee is fixed or determinable.

   In December 1999, the SEC issued Staff Accounting Bulletin (SAB) No. 101. The SAB summarized certain of the SEC Staff's views in applying generally accepted principles to revenue recognition in financial statements. ONI adopted SAB No. 101 during the quarter ended December 31, 2000. There was no material change to ONI's accounting for revenue as a result of the adoption of SAB No. 101.

   Services revenue consists primarily of training and installation services. Revenues from training and installation services are recognized as the services are performed. To date, service revenue has not been significant.

   Deferred revenue represents amounts billed in excess of revenue recognized.

                               ONI SYSTEMS CORP.

                (In thousands, except share and per share data)


   In 1998 and 1999, ONI derived most of its revenue from contracts with agencies of the United States government. These contracts include cost-plus and fixed price contracts, and revenue is recorded as earned as defined within the specific agreements. Revenue from cost-plus contracts is billed and recognized at the time the costs are incurred. Revenue for fixed price contracts is recognized when milestones are completed and product or reports, if any, committed for the milestones are shipped, which approximates the percentage-of-completion method. Amounts designated as withholdings are not recognized until completion of the contract.

 (k) Warranty Reserves

   ONI provides a limited warranty for its products. Estimated expenses for warranty obligations are recorded at the time revenue is recognized. As at December 31, 2000, the warranty reserve totaled $1,879.

 (l) Income Taxes

   ONI utilizes the asset and liability method of accounting for income taxes. Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Valuation allowances are established when necessary to reduce deferred tax assets to the amounts expected to be realized.

 (m) Fair Value of Financial Instruments

   The fair value of ONI's cash and cash equivalents, accounts receivable, prepaid expenses and other current assets, accounts payable and accrued liabilities approximates their carrying values due to the short-term nature of those instruments.

   The fair value of short-term and long-term capital lease obligations is estimated based on current interest rates available to ONI for debt instruments with similar terms, degrees of risk and remaining maturities. The carrying values of these obligations approximate their respective fair values. The carrying amount and fair value of the subordinated convertible notes was $300,000 and $202,875 respectively at December 31, 2000. The fair value of subordinated convertible notes is based upon quoted market rates. Although the fair value of the subordinated convertible notes is less than the carrying amount, settlement at the reported fair value may not be possible or may not be a prudent management decision for various reasons.

 (n) Concentration of Risk

   Financial instruments, that potentially subject ONI to concentrations of credit risk, consist primarily of cash and cash equivalents and accounts receivable. ONI's cash and cash equivalents are maintained with highly accredited financial institutions.

   For the year ended December 31, 2000, there were four customers that represented 17%, 15%, 12% and 10% of total revenue and 21%, 32%, 11% and 9% of accounts receivable, respectively. For the year ended December 31, 1999, there were two customers that represented 46% and 26% of total revenue.

 (o) Stock-Based Compensation

   ONI accounts for stock-based awards to employees using the intrinsic value method. Expense associated with stock-based compensation is being amortized on an accelerated basis over the vesting period of the individual award consistent with the method described in Financial Accounting Standards Board (FASB)

                               ONI SYSTEMS CORP.

                (In thousands, except share and per share data)

Interpretation No. 28. Accordingly, approximately 59% of the unearned deferred compensation is amortized in the first year, 25% in the second year, 12% in the third year, and 4% in the fourth year following the date of the grant. Pursuant to SFAS No. 123, "Accounting for Stock-Based Compensation", ONI discloses the pro-forma effect of using the fair value method of accounting for employee stock-based compensation arrangements.

   For non-employees, ONI computes the fair value of stock-based compensation in accordance with SFAS No. 123 and Emerging Issues Task Force (EITF) 96-18, "Accounting for Equity Instruments that are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services".

   In March 2000, the FASB issued Interpretation No. 44 (FIN 44) "Accounting for Certain Transactions involving Stock Compensation--an Interpretation of Accounting Principles Board (APB) Opinion No. 25". FIN 44 clarifies the application of APB Opinion No. 25 and is effective July 1, 2000. The application of FIN 44 did not have a material effect on ONI's financial position or results of operations.

 (p) Impairment of Long-Lived Assets

   ONI evaluates its long-lived assets, including goodwill and intangibles, for impairment whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows (undiscounted and without interest charges) expected to be generated by the asset. If these assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets.

 (q) Comprehensive Loss

   Other comprehensive loss refers to revenues, expenses, gains and losses that are not included in net income, but rather are recorded directly in stockholders' (deficit) equity. To date, ONI has no items of other comprehensive loss and, accordingly, comprehensive loss is the same as net loss.

 (r) Net Loss Per Share

   Basic and diluted net loss per share have been computed in accordance with SFAS No. 128, "Earnings per Share". Basic net loss per share has been computed using the weighted-average number of common shares outstanding during the period. Diluted net loss per share is computed using the weighted-average number of common shares and dilutive potential common shares outstanding during the period, using the as-if-converted method for convertible preferred shares and the treasury stock method for options and warrants. All potential common shares have been excluded from the computation of diluted net loss per share for all periods presented because the effect would be antidilutive. The following table presents the calculation of basic and diluted net loss per share:

                                              Years ended December 31,
                                        --------------------------------------
                                            2000         1999         1998
                                        ------------  -----------  -----------
   Net loss attributable to common
    stockholders....................... $   (141,129) $   (46,572) $    (8,852)
   Basic and diluted:
   Weighted-average shares of stock
    outstanding........................  121,745,982   21,873,721   17,140,923
   Less: weighted-average shares
    subject to repurchase..............    6,158,843    3,830,533    5,222,241
   Weighted-average shares used in
    computing basic and diluted net
    loss per common share..............  115,587,139   18,043,188   11,918,682
   Basic and diluted net loss per
    common share....................... $      (1.22) $     (2.58) $     (0.74)

                               ONI SYSTEMS CORP.

                (In thousands, except share and per share data)


   Diluted net loss per share does not include the effects of the following potential common shares:

                                                   Years ended December 31,
                                               --------------------------------
                                                  2000       1999       1998
                                               ---------- ---------- ----------
   Shares issuable under stock options.......  19,640,187 17,548,724  8,789,776
   Shares of unvested stock subject to
    repurchase...............................   6,435,277  8,587,699  5,992,684
   Shares issuable pursuant to stock warrants
    to purchase common stock.................     923,000    733,468    233,468
   Shares issuable pursuant to warrants to
    purchase convertible preferred stock.....         --     277,926        --
   Shares issuable related to convertible
    preferred stock on an "as-if-converted"
    basis....................................         --  78,855,900 50,580,190

   The weighted-average exercise price of stock options outstanding was $8.55, $0.29 and $0.08, as of December 31, 2000, 1999, and 1998 respectively. The weighted-average purchase price of shares of common stock subject to the Company's right of repurchase was $0.99, $0.44 and $0.02 as of December 31, 2000, 1999 and 1998, respectively. The exercise price of warrants to purchase shares of convertible preferred stock was $0.88 as of December 31, 1999. The weighted-average exercise price of warrants to purchase shares of common stock was $3.96, $0.62 and $0 as of December 31, 2000, 1999 and 1998, respectively.

 (s) Segment Reporting

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

   ONI's chief executive officer is its chief operating decision-maker. The financial information that the CEO reviews is identical to the information presented in the accompanying statements of operations. ONI has determined that it operates in a single operating segment: development and sale of optical networking equipment to communications service providers in the metropolitan and regional area markets.

   Beginning January 1, 2000, ONI's revenue has been derived from sales of its ONLINE and ONWAVE products. ONI expects to continue selling these products in the future, and also to develop other lines of products for sale. ONI's geographic distribution of revenues for year ended December 31, 2000, is as follows:

                                                                     Year ended
                                                                    December 31,
                                                                        2000
                                                                    ------------
     North America.................................................      78%
     Asia..........................................................      15%
     Europe........................................................       7%

   For the year ended December 31, 2000, export sales to Europe and Asia were denominated in United States dollars. Substantially all of ONI's assets are located in the United States of America.

                               ONI SYSTEMS CORP.

                (In thousands, except share and per share data)


   Through December 31, 1999, ONI's revenue was primarily from government research and development contracts. These contracts were completed in June 1999, and they will not contribute to ONI's revenue in the future as ONI will not continue these activities.

 (t) Advertising Costs

   Advertising costs are expensed as incurred and the totals have been insignificant to date.

 (u) Recent Accounting Pronouncements

   In June 2000, the FASB issued SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities, and amendment to SFAS No. 133". Statement No. 138 addresses a limited number of issues causing implementation difficulties for companies that are required to apply SFAS No
133. SFAS No. 133, as amended by SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities-- Deferral of the effective date of SFAS No. 133", and SFAS No. 138 are effective for all fiscal quarters of all fiscal years beginning after June 15, 2000. The application of SFAS 133 and SFAS 138 will not have a material effect on ONI's financial position or results of operations.

 (v) Reclassification

   Certain prior period financial information has been reclassified to conform to the current period presentation.

(2) Business Combination

   On June 29, 1999, ONI acquired all of the outstanding common shares of Object-Mart, Inc. in exchange for 4,569,276 shares of ONI's common stock and approximately $3,222 in cash for a total purchase price of approximately $9,097. Object-Mart was located in San Jose, California, and provided software products and services to software development companies, software providers and equipment manufacturers in the telecommunications industry. The combination was accounted for using the purchase method and, accordingly, the results of operations of Object-Mart have been included in ONI's consolidated financial statements only since June 29, 1999. The excess of the purchase price over the fair value of the net identifiable assets acquired of $5,680 has been recorded as goodwill and is being amortized on a straight-line basis over two years. Identifiable intangibles are amortized on a straight-line basis over periods not exceeding two years.

   The amount of $170 allocated to purchased in-process research and development was determined through established valuation techniques in the high-technology communications industry and was expensed upon acquisition because technological feasibility had not been established and no future alternative uses existed.

                               ONI SYSTEMS CORP.

                (In thousands, except share and per share data)


   The following unaudited pro forma financial information presents the combined results of operations of ONI and Object-Mart as if the acquisition had occurred as of the beginning of 1998 and 1999, after giving effect to certain adjustments, including amortization of goodwill and other intangibles, additional depreciation expense and related income tax effects. The pro forma financial information does not necessarily reflect the results of operations that would have occurred had ONI and Object-Mart constituted a single entity during these periods.

                                                               Year ended
                                                              December 31,
                                                            ------------------
                                                              1999      1998
                                                            --------  --------
   Revenue................................................. $  4,626  $  3,666
   Net loss................................................ $(47,780) $(11,172)
   Basic and diluted net loss per share.................... $  (2.65) $  (0.94)

(3) Inventory

   Inventory consists of:

                                                              December 31,
                                                            ------------------
                                                              2000      1999
                                                            --------  --------
   Raw materials........................................... $ 27,821  $  8,914
   Work in progress........................................   15,414       --
   Finished goods..........................................   16,763       735
   Consignment inventory...................................   10,628       --
                                                            --------  --------
                                                             $70,626  $  9,649
                                                            ========  ========

(4) Property and Equipment

   Property and equipment is as follows:

                                                              December 31,
                                                            ------------------
                                                              2000      1999
                                                            --------  --------
   Computers and equipment................................. $ 44,801  $  5,570
   Furniture and fixtures..................................    2,660       714
   Leasehold improvements..................................    5,647       274
                                                            --------  --------
                                                              53,108     6,558
   Less accumulated depreciation and amortization..........   11,527     1,243
                                                            --------  --------
                                                            $ 41,581  $  5,315
                                                            ========  ========

   Equipment recorded under capital leases was $364 and $542 as of December 31, 2000 and 1999, respectively, and the related accumulated amortization was $236 and $58 as of December 31, 2000 and 1999, respectively.

                               ONI SYSTEMS CORP.

                (In thousands, except share and per share data)


(5) Goodwill and Intangibles

   A summary of goodwill and intangibles is as follows:

                                                                  December 31,
                                                                 --------------
                                                                  2000    1999
                                                                 ------- ------
   Goodwill..................................................... $ 5,680 $5,680
   Purchased technology and workforce...........................     530    530
   Assembled workforce and non-compete agreements...............     630    630
   Other intangibles............................................     250    --
                                                                 ------- ------
                                                                 $ 7,090 $6,840
   Less accumulated amortization................................   5,277  1,843
                                                                 ------- ------
                                                                 $ 1,813 $4,997
                                                                 ======= ======

(6) Accrued Liabilities

   Accrued liabilities are comprised of the following:

                                                                  December 31,
                                                                 --------------
                                                                  2000    1999
                                                                 ------- ------
   Accrued employee benefits.................................... $ 8,442 $  671
   Interest payable.............................................   3,125    --
   Sales and use tax payable....................................   2,328    --
   Legal accrual................................................   1,984    241
   Other........................................................   2,613    867
                                                                 ------- ------
                                                                 $18,492 $1,779
                                                                 ======= ======

(7) Related Party Transactions

   On October 20, 1997, ONI was incorporated as a wholly-owned subsidiary of Optivision, Inc. and in connection therewith issued 11,565,752 shares of common stock, 8,000,000 shares of Series A preferred stock and a $90 promissory note to Optivision in exchange for cash of $100, property and equipment of $15, and certain intellectual property and technology rights. On December 22, 1997, ONI was spun-out from Optivision. In conjunction with the spin-out, ONI reserved 233,468 shares of common stock issuable to a third party holding warrants to purchase common shares of Optivision. In January 1998, a further $142 of property and equipment was provided by Optivision to ONI for no additional consideration. In August 2000, the third party exercised the warrants and ONI issued 233,468 shares of ONI's common stock to the third party. ONI did not receive any proceeds from the exercise of these warrants.

   In 1998, in conjunction with the issuance of the Series B and Series C preferred stock, 8,000,000 shares of Series A preferred stock were converted to Series B preferred stock, and the Company repurchased and canceled 1,333,333 shares of Series B preferred stock from Optivision in exchange for $1,000 in cash.

   During 2000, 1999 and 1998, ONI received $4,652, $3,712 and $123, respectively, in promissory notes from certain officers in exchange for common stock. As of December 31, 2000, $659 had been repaid by the stockholders. The notes are repayable over a period of five to ten years and bear interest at rates ranging from 4.46% to 6.80%. The notes are secured by the underlying common shares. During 2000, ONI repurchased 1,069,615 shares of restricted common stock and cancelled $284 in related notes receivable from stockholders.

                               ONI SYSTEMS CORP.

                (In thousands, except share and per share data)


(8) Financing Arrangements

   In February 1999, ONI entered into a Loan and Security Agreement with a financing company that allowed ONI to borrow up to $2,000. The loan bears interest at the prime rate, is repayable in 36 equal monthly installments of principal and interest and is secured by certain assets of ONI. ONI also entered into a Subordinated Loan and Security Agreement with the same financing company, which allowed ONI to borrow up to $1,000. The subordinated loan bears interest at 12% per annum, is repayable in 36 equal monthly installments of principal and interest and is secured by certain assets of ONI. These agreements expired unutilized on February 10, 2000.

   In connection with the loan and security agreement and subordinated loan and security agreement, ONI issued warrants to purchase 90,750 and 119,116 shares of Common stock, respectively, at $0.88 per share. The fair value of the warrants was determined to be $66 and $87, respectively, calculated using the Black-Scholes option pricing model, using the following assumptions: no dividends; contractual term of ten years; risk-free interest rate of 5.5%; and expected volatility of 70%. The fair value of the warrants has been recorded as additional paid-in capital and was amortized to interest expense over the term of the loan agreements.


   In December 2000, the financing company exercised the warrants on a "net" basis and ONI issued 206,912 shares of common stock to the financing company.

   In October 2000, concurrent with the completion of a follow-on public offering of common stock, ONI sold $300,000 of 5% Convertible Subordinated Notes due October 15, 2005. The net proceeds to ONI, after deducting underwriting discounts and other offering expenses, were approximately $290,500. The conversion rate is 10.9129 shares for each $1000 principal amount of notes, subject to adjustment in certain circumstances. This is equivalent to a conversion price of approximately $91.64 per share. ONI will pay interest on the notes on April 15 and October 15 of each year. The first interest payment will be made on April 15, 2001. The offering costs of approximately $9,500 are included in other assets and are being amortized, on a straight line basis, which approximates the effective interest method, over the term of the debt. As of December 31, 2000, ONI has amortized $353 of debt issuance costs.

(9) Stockholders' Equity

 (a) Preferred Stock

   As of December 31, 2000, ONI had 10,000,000 shares of preferred stock authorized. ONI has designated and issued preferred stock as follows:

                                                         December 31,
                            -----------------------------------------------------------------------
                                     2000                    1999                    1998
                            ----------------------- ----------------------- -----------------------
                              Shares    Liquidation   Shares    Liquidation   Shares    Liquidation
                            outstanding preference  outstanding preference  outstanding preference
                            ----------- ----------- ----------- ----------- ----------- -----------
   Series B................      --          --     24,795,510   $  5,840   24,795,510    $ 5,840
   Series C................      --          --      2,733,332      2,050    2,733,332      2,050
   Series D................      --          --      4,969,148      4,381    4,969,148      4,381
   Series E................      --          --     26,284,024     23,984   18,082,200     16,500
   Series F................      --          --      8,249,468     15,000           --         --
   Series G................      --          --     11,824,418     74,701           --         --
                                ---         ---     ----------   --------   ----------    -------
                                 --          --     78,855,900   $125,956   50,580,190    $20,771
                                ===         ===     ==========   ========   ==========    =======

                               ONI SYSTEMS CORP.

                (In thousands, except share and per share data)


   In January 1998, ONI raised $4,209, net of issuance costs of $50, through the sale of 18,128,843 shares of Series B preferred stock for cash of $0.24 per share. In addition, ONI issued 8,000,000 shares of Series B preferred stock in exchange for the redemption and cancellation of 8,000,000 shares of Series A preferred stock and repurchased 1,333,333 shares of Series B preferred stock for cash consideration of $1,000. Concurrently, ONI raised $1,988, net of issuance costs of $62, from the sale of 2,733,332 shares of Series C preferred stock for cash of $0.75 per share.

   In April 1998, ONI raised $4,335, net of issuance costs of $46, from the sale of 4,969,148 shares of Series D preferred stock for cash of $0.88 per share.

   In December 1998, ONI raised $16,484, net of issuance costs of $17, from the sale of 18,082,200 shares of Series E preferred stock for cash of $0.91 per share. In March 1999, ONI closed a second round of Series E preferred financing, raising $7,264, net of issuance costs of $37, from the sale of 8,001,824 shares of Series E preferred stock. In addition ONI issued 200,000 shares of Series E preferred stock in exchange for additional lease space at its 166 Baypointe Parkway location. The value of $182 ascribed to the Series E preferred stock was recorded as a reduction of stockholders' equity and is being amortized to rent expense over the period of the lease agreement.

   In September 1999, ONI raised $14,970, net of issuance costs of $21, from the sale of 8,249,468 shares of Series F preferred stock for cash of $1.82 per share.

   In December 1999, ONI completed another round of private financing, raising $74,656, net of issuance costs of $45, from the sale of 11,824,418 shares of Series G preferred stock for cash of $6.32 per share. In March 2000, ONI raised an additional $1,960, net of issuance costs of $8, from the sale of 310,000 shares of Series G preferred stock for cash of $6.32 per share. In addition 29,000 shares of Series G preferred stock were issued in exchange for services. The value of $184 ascribed to these services was expensed upon issuance of the shares in accordance with EITF 96-18. The Series G preferred stock issued in March was issued to an employee, a director and consultants as consideration for both services previously rendered as well as for services to be rendered in the future. ONI recorded deferred stock compensation of $2,603, for the difference between the purchase price of the shares and the fair market value of the shares of $14.00 per share. This amount is being amortized on an accelerated basis over the vesting period, or the period in which the services were rendered if shorter, consistent with the method described in FASB Interpretation No. 28. Amortization of deferred stock compensation associated with these shares was $1,544 for the year ended December 31, 2000.

   In May 2000, ONI sold 1,333,333 shares of Series H preferred stock to Sun Microsystems, Inc., at a price per share of $15.00. In June 2000, concurrent with the completion of ONI's initial public offering, or IPO, these shares of preferred stock automatically converted into 969,697 shares of common stock and ONI recorded a non-cash charge of $4,242 to accrete the value of the preferred stock to its fair value. This non-cash charge was recorded in additional paid-in capital.

   Upon the completion of the IPO, all outstanding shares of Series B, C, D, E, F and G preferred stock converted into an aggregate of 79,194,900 shares of common stock.

   The rights, preferences and restrictions of the Series B, C, D, E, F and G preferred stock were as follows:

  . Each share of Series B, C, D, E, F and G preferred stock is convertible at the option of the holder at any time after the date of issuance on a one-for-one basis subject to certain antidilution provisions. Conversion of all Series B, C, D, E, F and G preferred stock is automatic upon the earlier of (1) the closing of a firm underwritten commitment with respect to an initial public offering of shares of

                               ONI SYSTEMS CORP.

                (In thousands, except share and per share data)

   common stock of ONI, in which ONI receives cash proceeds of at least $20,000 (net of underwriters' commissions and expenses) or (2) the written consent of the holders of 66 2/3% of the outstanding shares of preferred stock, voting together as a single class.

  . Holders of Series B, C, D, E, F and G preferred stock are entitled to receive dividends equal to 10% of their respective liquidation preference in preference to any dividend on common stock when, as and if declared by the Board of Directors out of legally available funds. These preferential dividends are noncumulative. In addition, the holders of Series B, C, D, E, F and G preferred stock are entitled to receive dividends on a basis equal to common stockholders out of funds legally available therefor, when, as and if declared by the Board of Directors. No dividends have been declared through December 31, 2000.

  . Series B, C, D, E, F and G preferred stock have liquidation preferences of $0.24, $0.75, $0.88, $0.91, $1.82 and $6.32, respectively, plus all declared but unpaid dividends on such shares.

  . Series B, C, D, E, F and G preferred stock have the same voting rights as the number of shares of common stock issuable upon conversion of such shares. Four directors are elected by the holders of record of the Series B, C and E preferred stock voting as a separate class; one director is elected by the holders of record of the common stock voting as a separate class; and two directors are elected by the holders of record of the Series B, C, D, E, F and G preferred stock and common stock voting together as a single class.

 (b) Common Stock
   As of December 31, 2000, ONI had 700,000,000 shares of common stock authorized.

   In 1998, ONI issued 6,431,496 shares of restricted common stock at prices ranging from $0.0016 to $0.0882 per share, 5,991,496 of which were issued in exchange for notes receivable of $123. In 1999, ONI issued an additional 513,332 shares of restricted common stock at prices ranging from $0.09 to $0.91, 20,000 of which were issued in exchange for notes receivable of $18. In 2000, ONI issued 2,675,860 shares of restricted common stock at prices ranging from $0.09 to $3.20, all of which were issued in exchange for notes receivable of $4,652. The restricted shares of common stock vest 25% within 12 months of issuance with the remainder vesting in 36 equal monthly amounts. On the occurrence of a change in control event, as defined, 50% of the unvested shares of common stock becomes vested. Upon termination of employment, ONI may repurchase all unvested shares at an amount equal to the original purchase price. In 2000, ONI repurchased 1,069,615 shares of common stock in exchange for the cancellation of related notes receivable of $284.

   ONI maintains a right of first refusal with respect to restricted common stock. A stockholder must notify ONI prior to selling these shares to a third party. Upon notification, ONI may purchase the shares from the holder at the price offered by the third party.

   In December 1999, in connection with the signing of a Purchase and License Agreement with a customer to provide certain ONI products in the future, ONI issued a warrant to purchase 500,000 shares of common stock at an exercise price of $0.91 per share. The value of $2,891 ascribed to the warrant was estimated using the Black-Scholes option valuation model with the following assumptions: no expected dividend yield; risk free interest rate of 5.50%; expected volatility of 70%; and contractual term of six years. The warrant was nonforfeitable when issued, and becomes exercisable on the ratio of the dollar volume of purchases of ONI's products by the customer under the agreement to $30 million. Notwithstanding the above formula, the warrant becomes fully exercisable on December 7, 2005, the date of expiration of the warrant. The customer is not obligated to purchase any of ONI's products as a condition to exercising the warrant. Accordingly, the warrant was expensed in 1999.

                               ONI SYSTEMS CORP.

                (In thousands, except share and per share data)


   In February 2000, in connection with the signing of a Purchase and License Agreement with a customer to provide certain ONI products in the future, ONI issued a warrant to purchase 223,000 shares of common stock at an exercise price of $0.91 per share. The value of $3,000 ascribed to the warrant was estimated using the Black-Scholes option valuation model with the following assumptions: no expected dividend yield; risk free interest rate of 5.50%; expected volatility of 70%; and contractual term of seven years. The warrant was nonforfeitable when issued, and becomes exercisable on the ratio of the dollar volume of purchases of ONI's products by the customer under the agreement to $20 million. Notwithstanding the above formula, the warrant becomes fully exercisable on February 14, 2007, the date of expiration of the warrant. Under the terms of the Purchase and License Agreement, the customer has the ability to terminate the agreement upon 120 days written notice, and provided the customer purchased $1 million of product from ONI in fiscal 2000. The customer is not obligated to purchase any of ONI's products as a condition to exercising the warrant. Accordingly, the warrant was expensed upon issuance.

   In March, 2000, as consideration for professional services rendered, ONI issued a warrant to purchase 200,000 shares of common stock at an exercise price of $15.00 per share. The value of $1,545 ascribed to the warrant was estimated using the Black-Scholes option valuation model with the following assumptions: no expected dividend yield; risk free interest rate of 5.50%; expected volatility of 70%; and a contractual term of four years. The warrant was expensed upon issuance.

   In June 2000, ONI completed its IPO in which it sold 9,200,000 shares of common stock, including 1,200,000 shares in connection with the exercise of the underwriters' over-allotment option, at $25 per share. Concurrently with the completion of the IPO, ONI sold in two private placements an aggregate of 560,000 shares of common stock to Internet Initiative Japan Inc. and CCT Telecom Holdings Limited for $25 per share. The net proceeds of the IPO and private placements, after deducting underwriters' discount and other offering expenses, were approximately $226,100 .

   In October 2000, ONI completed a follow-on public offering of 8,000,000 shares of common stock at $74.50 per share. Of the 8,000,000 share offered, 5,646,643 shares were sold by ONI and 2,353,357 shares were sold by existing stockholders of ONI. The net proceeds of this offering to ONI, after deducting underwriting discounts and other offering expenses, were approximately $401,500.


 (c) Stock Option Plans

  1998 Equity Incentive Plan

   In 1998, the Board of Directors of ONI adopted the 1998 Equity Incentive Plan (the 1998 Plan) and reserved a total of 23,407,604 shares of ONI's common stock for issuance thereunder.

   Under the 1998 Plan, the Board of Directors may grant incentive stock options, nonqualified stock options and restricted stock awards. Options granted under the 1998 Plan generally vest 25% on the first anniversary of the vesting start date and then monthly over the next three years. Options granted under the 1998 Plan expire ten years from the date of grant.

  1999 Equity Incentive Plan

   In 1999, the Board of Directors of ONI adopted the 1999 Equity Incentive Plan (the 1999 Plan) and reserved a total of 6,200,000 shares of ONI's common stock for issuance thereunder. The terms of the 1999 Plan are substantially similar to those of the 1998 Plan.

                               ONI SYSTEMS CORP.

                (In thousands, except share and per share data)


  2000 Equity Incentive Plan

   On May 31, 2000, ONI's 2000 Equity Incentive Plan became effective. Under the Plan, 7,048,905 shares of ONI's common stock were reserved exclusively for issuance under the plan. The terms of the 2000 Equity Incentive Plan are substantially similar to those under the 1999 Plan.

  2000 Employee Stock Purchase Plan

   ONI's 2000 Employee Stock Purchase Plan became effective on June 1, 2000, the first day on which price quotations were available for our common stock on the Nasdaq National Market. ONI initially reserved 1,000,000 shares of common stock under this plan. On each January 1, the aggregate number of shares reserved for issuance under the 2000 Employee Stock Purchase Plan will increase automatically by a number of shares equal to 1% of the outstanding shares on December 31 of the preceding year.

   Except for the first offering period, each offering period under the 2000 Employee Stock Purchase Plan will be for two years and consist of four six-month purchase periods. Offering periods and purchase periods will begin on February 1 and August 1 of each year. Because the first day on which price quotation for ONI's common stock was available on the Nasdaq National Market was June 1, 2000, the length of the first offering period is more than two years, and the length of the first purchase period is more than six months.

   The 2000 Employee Stock Purchase Plan permits eligible employees to purchase common stock through payroll deductions, which may not exceed 15% of an employee's compensation, and is subject to maximum purchase limitations. The purchase price for common stock purchased under this plan will be 85% of the lesser of the fair market value of ONI's common stock on (i) the first day of the applicable offering period or (ii) the last day of the applicable purchase period.

   A summary of the status of ONI's option plans is as follows:

                                                        Outstanding options
                                                     -------------------------
                                                     Weighted
                              Shares                 average  Weighted average
                             available   Number of   exercise    grant date
                             for grant     shares     price      fair value
                            -----------  ----------  -------- ----------------
Balance as of December 31,
 1997......................  28,673,548   1,078,220   $0.005
  Granted.................. (10,885,796) 10,885,796     0.08       $ 0.69
  Exercised................         --   (1,651,332)    0.08
  Cancelled................   1,522,908  (1,522,908)    0.07
                            -----------  ----------   ------
Balance as of December 31,
 1998......................  19,310,660   8,789,776   $ 0.08
                            -----------  ----------   ------
  Granted.................. (20,178,438) 20,178,438     0.42       $ 1.90
  Exercised................         --   (8,709,066)    0.46
  Cancelled................   2,710,424  (2,710,424)    0.08
                            -----------  ----------   ------
Balance as of December 31,
 1999......................   1,842,646  17,548,724   $ 0.29
                            -----------  ----------   ------
  Authorized...............  12,760,676         --       --
  Granted.................. (10,630,889) 10,630,889   $16.59       $22.35
  Exercised................         --   (6,800,376)    0.88
  Cancelled................   1,739,050  (1,739,050)    4.34
  Repurchased..............   1,069,615         --      0.27
                            -----------  ----------   ------
Balance as of December,
 2000......................   6,781,098  19,640,187   $ 8.55
                            ===========  ==========   ======

                               ONI SYSTEMS CORP.

                (In thousands, except share and per share data)


   In 2000, ONI granted 8,166,002 options with exercise prices less than fair value at date of grant with a weighted average fair value of $14.00 per share. In addition, ONI granted 2,464,887 options with exercise prices equal to fair value on date of grant with a weighted average fair value of $50.00 per share. ONI granted 20,178,438 and 10,885,796 options with exercise prices less than fair value at date of grant for the periods ended December 31, 1999 and 1998, respectively.

   The following table summarizes information with respect to stock options outstanding as of December 31, 2000:

                                                      Contractual
                              Options                    life                   Exercisable
    Exercise price          outstanding                 (years)                   Options
    --------------          -----------               -----------               -----------
   $ 0.005 -   0.46          8,049,538                   8.20                    1,483,044
     0.91  -   3.2           6,618,737                   8.94                      859,887
     4.0   -  10.0           2,566,550                   9.31                    1,000,000
    15.0   -  60.0           1,483,487                   9.69                        4,000
    76.09  - 102.88            921,875                   9.67                       10,833
                            ----------                                           ---------
                            19,640,187                                           3,357,764
                            ==========                                           =========

  Accounting for Stock-Based Compensation

   ONI uses the intrinsic value method prescribed by APB No. 25 in accounting for its stock-based compensation arrangements for employees whereby compensation cost is recognized to the extent the fair value of the underlying common stock exceeds the exercise price of the stock options at the date of grant. Deferred stock compensation of $84,262, $41,730 and $8,432, for the year ended December 31, 2000, 1999 and 1998, respectively, has been recorded for the excess of the fair value of the common stock underlying the options at the grant date over the exercise price of the options. These amounts are being amortized on an accelerated basis over the vesting period, generally four years, consistent with the method described in FASB Interpretation No. 28. Amortization of deferred compensation was $64,869 in 2000, $11,422 in 1999 and $3,310 in 1998.

   In 1998, ONI's Chief Executive Officer purchased 717,624 shares of common stock that were subject to repurchase pending the achievement of certain milestones in 1998 and 1999. The shares were remeasured at each date the milestones were achieved based on the fair value of the common stock at that date, pursuant to the variable plan treatment ascribed under APB 25. All the milestones stipulated in the employment agreement were met as of December 31, 1999. Accordingly, additional compensation expense of $837 was recorded in 1999. Had compensation cost for ONI's stock-based compensation plan been determined consistent with the fair value approach set forth in SFAS No. 123, ONI's net losses would have been as follows:

                                                      Years ended December
                                                               31,
                                                     -------------------------
                                                       2000     1999     1998
                                                     --------  -------  ------
Net loss--as reported............................... $136,887  $46,572  $8,852
Net loss--pro forma................................. $159,589  $46,918  $8,900
Basic and diluted net loss per share--as reported... $  (1.22) $ (2.58) $(0.74)
Basic and diluted net loss per share--pro forma..... $  (1.42) $ (2.60) $(0.75)

   The fair value of options granted is estimated on the date of grant using the minimum value method with the following weighted-average assumptions: no dividend yield; risk-free interest rates of 5.75% and 5.5% in 1998 and 1999, respectively, and an expected life of five years. From January 1, 2000 to May 31, 2000, ONI

                               ONI SYSTEMS CORP.

                (In thousands, except share and per share data)

estimated the fair value of options granted using the minimum value method with the following weighted-average assumptions: no dividend yield, risk-free interest rate of 5.5% and an expected life of 5 years. From June 1, 2000 to December 31, 2000, ONI estimated the fair value of options granted using the Black-Scholes option pricing model, with the following assumptions: no dividends, risk-free interest rate of 5.5%, volatility of 110% and expected life of 5 years.

(10) Commitments and Contingencies

 (a) Leases

   In February 1999, the Company entered into a leasing agreement with a financing company which allows ONI to draw up to $1,050 for the lease of certain equipment and $450 for the lease of software and tenant improvements. The leases are accounted for as capital leases. The lease obligations under this agreement are repayable in 42 equal monthly installments of principal plus interest commencing on the individual lease inception dates and are secured by the leased assets.

   In connection with the equipment leasing agreement, ONI issued to the financing company warrants to purchase 68,062 shares of Series B preferred stock at a price of $0.88 per share. The warrants expire on February 10, 2009, or five years from the effectiveness of the ONI's initial public offering, if earlier. The fair value of the warrants was determined to be $50, calculated using the Black-Scholes option pricing model, using the following assumptions: no dividends; contractual term of ten years; risk-free interest rate of 5.5%; and expected volatility of 70%. The fair value of the warrants has been recorded as additional paid-in capital and is being amortized as interest expense over the term of the lease agreement.

   In December 2000, the financing company exercised on a "net" basis the warrants and ONI issued 67,103 shares of common stock to the financing company.

   ONI leases its headquarters facility under a noncancelable operating lease, and has acquired furniture and other equipment through capital leases. Future minimum payments for both operating and capital leases as of December 31, 2000 are as follows:

                                                               Capital Operating
Year ending December 31,                                       leases   leases
------------------------                                       ------- ---------
2001..........................................................  $182   $  7,130
2002..........................................................   151     10,706
2003..........................................................    49     12,340
2004..........................................................   --      14,044
2005..........................................................   --      14,597
Thereafter....................................................   --      76,214
                                                                ----   --------
Future minimum lease payments.................................   382   $135,031
Less amount representing interest.............................   (34)
                                                                ----
Present value of future minimum lease payments................   348
                                                                ----
Less current portion..........................................   161
Long-term portion.............................................  $187
                                                                ----

   Total rent expense under the operating leases was $3,902, $908 and $494 for the years ended December 31, 2000, 1999 and 1998, respectively.

                               ONI SYSTEMS CORP.

                (In thousands, except share and per share data)


 (b) Contingencies

   In March 2000, Nortel Networks filed suit against ONI in the United States District Court for the Northern District of California. The suit alleges that ONI's products infringe five patents held by Nortel Networks, and sets forth allegations of misappropriation of trade secrets, unlawful business practices and common law unfair competition. Nortel Networks is seeking preliminary and permanent injunctions and damages against ONI in connection with these claims. In April 2000, ONI filed a motion to dismiss Nortel Networks' claims for misappropriation of trade secrets, unlawful business practices and common law unfair competition. ONI also filed an answer and counterclaims asserting unfair business practices, tortious interference, breach of contract and seeking declarations of invalidity, unenforceability and non-infringement of the patents against Nortel Networks. On June 23, 2000, the court dismissed one of Nortel Networks' unfair competition claims. ONI expects to incur substantial legal and other expenses in connection with the Nortel Networks litigation. In the event of an adverse ruling, ONI also could be required to pay damages to Nortel Networks. The accompanying consolidated financial statements do not include any costs for damages, if any, that might result from this uncertainty.

   From time-to-time ONI may be subject to other legal proceedings and claims in the ordinary course of business. ONI is not aware of any legal proceedings or claims, including the above matter that ONI believes will have, individually or in the aggregate, a material adverse effect on ONI's business, financial condition or results of operations.

(11) Income Taxes

   Income tax expense consists of current state tax of $7, $2 and $1 for the years ended December 31, 2000, 1999 and 1998, respectively

   The reconciliation between the amount computed by applying the U.S. federal statutory tax rate of 34% to loss before income tax and the actual provision for income taxes is a follows:

                                                    Year ended December 31,
                                                   ---------------------------
                                                     2000      1999     1998
                                                   --------  --------  -------
Income tax (benefit) at statutory rate...........  $(46,539) $(15,834) $(3,009)
State taxes net of federal income tax benefit....         7         2        1
Permanent differences............................       115        24        4
Stock Compensation...............................    15,857     3,162      418
Goodwill Amortization............................       966       483       --
Current year net operating loss and temporary
 differences for which no benefit is recognized..    29,601    12,165    2,587
                                                   --------  --------  -------
Total income tax expense.........................  $      7  $      2  $     1
                                                   ========  ========  =======

                               ONI SYSTEMS CORP.

                (In thousands, except share and per share data)


   The effects of temporary differences that give rise to significant portions of deferred tax assets are as follows:

                               December 31,
                             ------------------
                               2000      1999
                             --------  --------
Deferred tax assets:
  Deferred state taxes...... $      5  $      1
  Fixed assets..............      --        141
  Capitalized start-up and
   organizational expense...      155       236
  Net operating loss
   carryforwards............   60,122    14,707
  Deferred stock
   compensation.............   11,742     3,502
  Research and other credit
   carryforwards............    9,996     2,047
  Accrual amounts...........    3,059       293
                             --------  --------
    Total gross deferred tax
     assets.................   85,079    20,927
Valuation allowance.........  (84,901)  (20,682)
                             --------  --------
    Total deferred tax
     assets.................      178       245
  Deferred tax liabilities:
  Intangibles...............      (62)     (245)
  Fixed Assets..............     (116)      --
                             --------  --------
    Total Deferred tax
     liabilities............     (178)     (245)
  Net deferred tax assets,
   net of deferred tax
   liabilities.............. $    --   $    --
                             ========  ========

   ONI has established a valuation allowance of $84,901 as of December 31, 2000, and the valuation allowance increased by $64,219 from $20,682 as of December 31, 1999. Included in the valuation allowance are tax benefits attributable to noncompensatory stock options of $31,327, which, when realized, will be a credit to additional paid-in-capital. The valuation allowance for deferred tax assets increased by $16.7 million and $3.7 million in 1999 and 1998, respectively.

   As of December 31, 2000, ONI has net operating loss carryforwards for federal and California income tax purposes of approximately $161,000 and $88,000, respectively, available to reduce future income subject to income taxes. The net operating loss carryforwards for federal income tax purposes expire in various years beginning in 2017 through 2020. The net operating loss carryforwards for California income tax purposes expire beginning in 2005 through 2010.

   ONI has research credit carryforwards as of December 31, 2000, for federal and California income tax return purposes of approximately $6,476 and $5,132, respectively, available to reduce future income taxes. The federal research credit carryforward will expire in various years beginning in 2012 through 2020. The California research credit can be carried forward indefinitely until utilized. ONI also has a California manufacturing investment credit carryforward of approximately $232 which will expire in various years beginning in 2007 through 2010.

   ONI's ability to use net operating loss and credit carryforwards may be subject to limitations pursuant to the ownership change rules of the Internal Revenue Code Section 382 and corresponding state tax law.

                               ONI SYSTEMS CORP.

                (In thousands, except share and per share data)


(12) Employee Benefit Plan

   ONI has an Employee Savings and Retirement Plan (the Benefit Plan) under
Section 401(k) of the Internal Revenue Code for its eligible employees. The Benefit Plan is available to all of ONI's employees who meet minimum age and service requirements, and provides employees with tax deferred salary deductions and alternative investment options. Employees may contribute up to 15% of their eligible earnings, subject to certain limitations. There are no matching contributions under the Benefit Plan.

(13) Subsequent Event (unaudited)

   In February 2001, ONI acquired the technology and other assets associated with Finisar Corporation's Opticity product line for $50,000, comprised of $30,000 in cash and $20,000 of ONI's common stock. At closing, ONI paid $5,000 in cash and issued 488,624 shares of common stock to Finisar. The remaining $25,000 of cash payments will be made upon the timely completion of certain mutually agreed deliverables. ONI has accounted for this acquisition as a purchase of assets.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

   Not applicable.

                                   PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

   The information about directors that is required by this Item is incorporated by reference to our Proxy Statement for our May 2001 Annual Meeting of Stockholders. Information about executive officers that is required by this Item can be found in Item 4A.

ITEM 11. EXECUTIVE COMPENSATION

   This information is incorporated by reference to our Proxy Statement for our May 2001 Annual Meeting.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

   This information is incorporated by reference to our Proxy Statement for our May 2001 Annual Meeting.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

   This information is incorporated by reference to our Proxy Statement for our May 2001 Annual Meeting.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

   (a) The following documents are filed as part of this report:

   1. Index to Consolidated Financial Statements.

                                                                          Page
                                                                          ----
   Report of KPMG LLP, independent auditors..............................  39

   Consolidated Balance Sheets as of December 31, 2000 and 1999..........  40

   Consolidated Statements of Operations for the three years ended
    December 31, 2000....................................................  41

   Consolidated Statements of Cash Flows for the three years ended
    December 31, 2000....................................................  42

   Consolidated Statements of Stockholders' (Deficit) Equity for the
    three years ended December 31, 2000..................................  43

   Notes to Consolidated Financial Statements............................  46

   2. Exhibits

 Number                              Exhibit Title
 ------                              -------------
  3.01  ONI Systems' Amended and Restated Certificate of Incorporation.
         Incorporated herein by reference to Exhibit 3.02 filed with ONI
         Systems' Amendment to its Registration Statement on Form S-1, filed with the Commission on April 26, 2000 (Commission File No. 333-32104).

  3.02 ONI Systems' Amended and Restated Bylaws. Incorporated herein by reference to Exhibit 3.03 filed with ONI Systems' Amendment to its Registration Statement on Form S-1, filed with the Commission on May
         3, 2000 (Commission File No. 333-32104).

  4.01  Form of Restated and Amended Investors' Rights Agreement, dated May 1,
         2000, by and between certain investors and ONI Systems. Incorporated herein by reference to Exhibit 4.02 filed with ONI Systems' Amendment to its Registration Statement on Form S-1, filed with the Commission on May 3, 2000 (Commission File No. 333-32104).

  4.02* Registration Rights Agreement with Finisar Corporation, dated February
         12, 2001.

  4.03  Voting Agreement portion of Series D Preferred Stock Purchase
         Agreement, dated April 1, 1998, by and between Cisco Systems, Inc. and
         ONI Systems. Incorporated herein by reference to Exhibit 4.03 filed with ONI Systems' Registration Statement on Form S-1, filed with the
         Commission on March 10, 2000 (Commission File No. 333-32104).

  4.04  Indenture, dated October 27, 2000, between ONI Systems Corp. and State
         Street Bank and Trust Company of California, N.A. as Trustee.
         Incorporated herein by reference to Exhibit 4.1 filed with ONI
         Systems' Form 10-Q for the quarter ended September 30, 2000.

  4.05  Note (included in Exhibit 4.04)

  4.06 Warrant Agreement to Purchase Common Stock held by COLT Telecom Group plc. Incorporated herein by reference to Exhibit 4.09 filed with ONI
         Systems' Registration Statement on Form S-1, filed with the Commission on March 10, 2000 (Commission File No. 333-32104).

  4.07  Warrant Agreement to Purchase Common Stock held by FMR Corp.
         Incorporated herein by reference to Exhibit 4.10 filed with ONI
         Systems' Registration Statement on Form S-1, filed with the Commission on March 10, 2000 (Commission File No. 333-32104).

  4.08  Letter to FMR Corp. regarding Warrant to Purchase Common Stock.
         Incorporated herein by reference to Exhibit 4.15 filed with ONI
         Systems' Amendment to its Registration Statement on Form S-1, filed with the Commission on May 31, 2000 (Commission File No. 333-32104).

  4.09  Warrant to Purchase Common Stock held by Fenwick & West LLP.
         Incorporated herein by reference to Exhibit 4.12 filed with ONI
         Systems' Amendment to its Registration Statement on Form S-1, filed with the Commission on April 26, 2000 (Commission File No. 333-32104).

  4.10 Redemption and Repurchase Agreement, dated December 22, 1999, by and between Williams Communications, Inc. and ONI Systems. Incorporated herein by reference to Exhibit 4.11 filed with ONI Systems'
         Registration Statement on Form S-1, filed with the Commission on March
         10, 2000 (Commission File No. 333-32104).

  4.11  Subscription Agreement, dated March 27, 2000, by and between Internet
         Initiative Japan Inc. and ONI Systems and related Regulation S
         Investor Representation Letter. Incorporated herein by reference to
         Exhibit 4.13 filed with ONI Systems' Amendment to its Registration
         Statement on Form S-1, filed with the Commission on April 26, 2000
         (Commission File No. 333-32104).

  4.12  Subscription Agreement, dated April 27, 2000, by and between CCT
         Telecom Holdings Limited and ONI Systems and related Regulation S
         Investor Representation Letter. Incorporated herein by reference to
         Exhibit 4.14 filed with ONI Systems' Amendment to its Registration
         Statement on Form S-1, filed with the Commission on May 3, 2000
         (Commission File No. 333-32104).

 Number                              Exhibit Title
 ------                              -------------
 10.01+ Form of Indemnification Agreement entered into between ONI Systems and each of its directors and executive officers. Incorporated herein by reference to Exhibit 10.01 filed with ONI Systems' Amendment to its
         Registration Statement on Form S-1, filed with the Commission on April
         26, 2000 (Commission File No. 333-32104).

 10.02+ 1997 Stock Option Plan, as amended. Incorporated herein by reference to
         Exhibit 10.02 filed with ONI Systems' Registration Statement on Form
         S-1, filed with the Commission on March 10, 2000 (Commission File No.
         333-32104).

 10.03+ 1998 Equity Incentive Plan, as amended. Incorporated herein by reference to Exhibit 10.03 filed with ONI Systems' Registration
         Statement on Form S-1, filed with the Commission on March 10, 2000
         (Commission File No. 333-32104).

 10.04+ 1999 Equity Incentive Plan, as amended. Incorporated herein by reference to Exhibit 10.04 filed with ONI Systems' Registration
         Statement on Form S-1, filed with the Commission on March 10, 2000
         (Commission File No. 333-32104).

 10.05+ 2000 Equity Incentive Plan. Incorporated herein by reference to Exhibit
         10.05 filed with ONI Systems' Amendment to its Registration Statement on Form S-1, filed with the Commission on April 26, 2000 (Commission
         File No. 333-32104).

 10.06+ 2000 Employee Stock Purchase Plan. Incorporated herein by reference to
         Exhibit 10.06 filed with ONI Systems' Amendment to its Registration
         Statement on Form S-1, filed with the Commission on April 26, 2000
         (Commission File No. 333-32104).

 10.07+ Davis Stock Option Plan and Agreement. Incorporated herein by reference to Exhibit 10.07 filed with ONI Systems' Registration Statement on
         Form S-8, filed with the Commission on June 1, 2000 (Commission File
         No. 333-38290).

 10.08  Assignment of Lease, dated June 23, 1998, by and between JTS
         Corporation ("JTS") and ONI Systems. Incorporated herein by reference to Exhibit 10.07 filed with ONI Systems' Registration Statement on
         Form S-1, filed with the Commission on March 10, 2000 (Commission File
         No. 333-32104).

 10.09  Agreement, dated June 23, 1998, by and between JTS and ONI Systems.
         Incorporated herein by reference to Exhibit 10.08 filed with ONI
         Systems' Registration Statement on Form S-1, filed with the Commission on March 10, 2000 (Commission File No. 333-32104).

 10.10  Amendment to Lease, dated May 1, 1999, by and between Cilker Revocable
         Trust of October 9, 1990 and ONI Systems. Incorporated herein by reference to Exhibit 10.09 filed with ONI Systems' Registration
         Statement on Form S-1, filed with the Commission on March 10, 2000
         (Commission File No. 333-32104).

 10.11* Second Amendment to Lease, dated June 19, 2000, by and between Cilker
         Revocable Trust of October 9, 1990 and ONI Systems.

 10.12  Lease Agreement, dated September 29, 1999, by and between John
         Arrillaga, Trustee, or his Successor Trustee, UTA dated 7/20/77 as amended and Richard T. Peery, Trustee, or his Successor Trustee, UTA dated 7/20/77 as amended, and ONI Systems. Incorporated herein by reference to Exhibit 10.10 filed with ONI Systems' Registration
         Statement on Form S-1, filed with the Commission on March 10, 2000
         (Commission File No. 333-32104).

 10.13  Regus Business Centre Service Agreement dated March 29, 2000.
         Incorporated herein by reference to Exhibit 10.26 filed with ONI
         Systems' Amendment to its Registration Statement on Form S-1, filed with the Commission on May 3, 2000 (Commission File No. 333-32104).

 10.14  Lease Agreement, dated May 18, 2000, by and between Mission West
         Properties, L.P. and ONI Systems. Incorporated herein by reference to
         Exhibit 10.27 filed with ONI Systems' Amendment to its Registration
         Statement on Form S-1, filed with the Commission on May 24, 2000
         (Commission File No. 333-32104).

 Number                              Exhibit Title
 ------                              -------------
 10.15* Lease Agreement, dated December 7, 2000, by and between Petula
         Associates, Ltd. and ONI Systems.

 10.16+ Offer Letter, dated December 12, 1997, from ONI Systems to Hugh C.
         Martin. Incorporated herein by reference to Exhibit 10.12 filed with ONI Systems' Registration Statement on Form S-1, filed with the
         Commission on March 10, 2000 (Commission File No. 333-32104).

 10.17+ Offer Letter, dated June 1, 1998, from ONI Systems to Hon Wah Chin.
         Incorporated herein by reference to Exhibit 10.14 filed with ONI
         Systems' Registration Statement on Form S-1, filed with the Commission on March 10, 2000 (Commission File No. 333-32104).

 10.18+ Offer Letter, dated September 10, 1999, from ONI Systems to Michael A.
         Dillon. Incorporated herein by reference to Exhibit 10.16 filed with ONI Systems' Registration Statement on Form S-1, filed with the
         Commission on March 10, 2000 (Commission File No. 333-32104).

 10.19+ Offer Letter, dated February 29, 2000, from ONI Systems to Robert J.
         Jandro. Incorporated herein by reference to Exhibit 10.17 filed with ONI Systems' Registration Statement on Form S-1, filed with the
         Commission on March 10, 2000 (Commission File No. 333-32104).

 10.20+ Offer Letter, dated February 9, 2000, from ONI Systems to Andrew W.
         Page. Incorporated herein by reference to Exhibit 10.18 filed with ONI
         Systems' Registration Statement on Form S-1, filed with the Commission on March 10, 2000 (Commission File No. 333-32104).

 10.21+ Offer Letter, dated April 14, 2000, from ONI Systems to Chris A. Davis.
         Incorporated herein by reference to Exhibit 10.22 filed with ONI
         Systems' Amendment to its Registration Statement on Form S-1, filed with the Commission on April 26, 2000 (Commission File No. 333-32104).

 10.22+ Separation Agreement dated March 29, 2000 between Terrence J. Schmid and ONI Systems. Incorporated herein by reference to Exhibit 10.23 filed with ONI Systems' Amendment to its Registration Statement on Form S-1, filed with the Commission on April 26, 2000 (Commission File
         No. 333-32104).

 10.23  Series F Preferred Stock Purchase Agreement dated as of September 2,
         1999. Incorporated herein by reference to Exhibit 10.20 filed with ONI
         Systems' Registration Statement on Form S-1, filed with the Commission on March 10, 2000 (Commission File No. 333-32104).

 10.24  Series G Preferred Stock Purchase Agreement dated as of December 22,
         1999. Incorporated herein by reference to Exhibit 10.21 filed with ONI
         Systems' Registration Statement on Form S-1, filed with the Commission on March 10, 2000 (Commission File No. 333-32104).

 10.25  Series H Preferred Stock Purchase Agreement dated as of May 1, 2000.
         Incorporated herein by reference to Exhibit 10.25 filed with ONI
         Systems' Amendment to its Registration Statement on Form S-1, filed with the Commission on May 3, 2000 (Commission File No. 333-32104).

 21.01* List of ONI Systems' Subsidiaries.

 23.01* Consent of KPMG LLP, independent auditors.

 24.01* Power of Attorney (See Part IV of this report).

--------
+  Indicates a management contract or compensatory plan or arrangement

*  Filed with this Form 10-K

   (b) Reports on Form 8-K

   On February 14, 2001, we filed a report on Form 8-K dated February 12, 2001 to report under Item 5 that we had entered into an agreement with Finisar Corporation to acquire certain technology and other assets associated with Finisar's Opticity product line.

   (c) Exhibits

   See Item 14(a)(3) above.

   (d) Financial Statement Schedules

   Financial Statement schedules are omitted because the information called for is not required or is shown either in the financial statements or the notes thereto.

                                   SIGNATURES

   Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          ONI SYSTEMS CORP.

                                                   /s/ Chris A. Davis
Dated: March 30, 2001                     By:__________________________________
                                                      Chris A. Davis
                                              Executive Vice President, Chief
                                               Financial and Administrative
                                             Officer (Principal Financial and
                                                    Accounting Officer)

                               POWER OF ATTORNEY

   By signing this Form 10-K below, I hereby appoint each of Hugh C. Martin and Chris A. Davis, as my attorney-in-fact to sign all amendments to this Form 10-K on my behalf, and to file this Form 10-K (including all exhibits and other documents related to the Form 10-K) with the Securities and Exchange Commission. I authorize each of my attorneys-in-fact to (1) appoint a substitute attorney-in-fact for himself and (2) perform any actions that he believes are necessary or appropriate to carry out the intention and purpose of this Power of Attorney. I ratify and confirm all lawful actions taken directly or indirectly by my attorneys-in-fact and by any properly appointed substitute attorneys-in-fact.

   Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

                 Name                          Title                Date
                 ----                          -----                ----

Principal Executive Officer:

        /s/ Hugh C. Martin            President, Chief         March 30, 2001
 ____________________________________  Executive Officer and
            Hugh C. Martin             Chairman of the Board
                                       of Directors


Principal Financial Officer and
Principal Accounting Officer:

        /s/ Chris A. Davis            Executive Vice           March 30, 2001
 ____________________________________  President, Chief
            Chris A. Davis             Financial and
                                       Administrative
                                       Officer


Additional Directors:

       /s/ Matthew W. Bross           Director                 March 30, 2001
 ____________________________________
           Matthew W. Bross

       /s/ Kevin R. Compton           Director                 March 30, 2001
 ____________________________________
           Kevin R. Compton

      /s/ Jonathan D. Feiber          Director                 March 30, 2001
 ____________________________________
          Jonathan D. Feiber

       /s/ James F. Jordan            Director                 March 30, 2001
 ____________________________________
           James F. Jordan

      /s/ Gregory B. Maffei           Director                 March 30, 2001
 ____________________________________
          Gregory B. Maffei

                                 EXHIBIT INDEX

 Number                            Exhibit Title
 ------                            -------------
  4.02  Registration Rights Agreement with Finisar Corporation.

 10.11  Second Amendment to Lease with Cilker Revocable Trust of October 9,
         1990.

 10.15  Lease Agreement with Petula Associates, Ltd.

 21.01  List of Registrant's Subsidiaries.

 23.01  Consent of KPMG LLP, independent auditors.

 24.01  Power of Attorney. (See Part IV of this report)