Form 10-Q
period 2001-03-31
ONI SYSTEMS CORP
filed 2001-05-15
CIK 1107067

================================================================================

                                 UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C. 20549

                                ________________

                                   FORM 10-Q

(Mark One)

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Quarterly Period Ended March 31, 2001

                                      OR

[_] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Transition Period from ___________ to
       ___________.

                        Commission File Number 000-30633

                                ________________

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

                                ________________

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [_]

There were 136,479,560 shares of the Company's common stock, par value $0.0001, outstanding on March 31, 2001.

================================================================================

                               ONI SYSTEMS CORP.

                                   FORM 10-Q

                     Quarterly Period Ended March 31, 2001

                               Table of Contents

                         PART I. Financial Information


                                                                                                           Page
                                                                                                           ----
Item 1.  Financial Statements (unaudited)

         Condensed Consolidated Balance Sheets as of March 31, 2001 and December 31, 2000................     3

         Condensed Consolidated Statements of Operations for the three months ended March 31,
         2001 and 2000...................................................................................     4

         Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2001 and
         2000............................................................................................     5

         Notes to Condensed Consolidated Financial Statements............................................     6

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations...........    10

Item 3.  Quantitative and Qualitative Disclosures about Market Risk......................................    21

                                                  PART II. Other Information

Item 1.  Legal Proceedings...............................................................................    21

Item 2.  Changes in Securities and Use of Proceeds.......................................................    22

Item 3.  Defaults Upon Senior Securities.................................................................    22

Item 4.  Submission of Matters to Vote of Security Holders...............................................    22

Item 5.  Other Information...............................................................................    22

Item 6.  Exhibits and Reports on Form 8-K................................................................    22

Signatures...............................................................................................    23


Part I. Financial Information

Item 1. Condensed Consolidated Financial Statements

                               ONI SYSTEMS CORP.

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (In thousands)
                                  (unaudited)


                                                                                            March 31, 2001   December 31, 2000
                                                                                            --------------   -----------------
                                        ASSETS
                                        ------

Cash and cash equivalents.............................................................             799,128          $  852,360
Accounts receivable...................................................................              48,099              24,309
Inventory, net........................................................................              76,132              70,626

Prepaid expenses and other current assets.............................................              14,958               7,950
                                                                                                ----------          ----------
 Total current assets.................................................................             938,317             955,245
Property and equipment, net...........................................................              63,679              41,581
Other assets..........................................................................              16,051              16,829
Goodwill and intangibles..............................................................              18,556               1,813
                                                                                                ----------          ----------
 Total assets.........................................................................          $1,036,603          $1,015,468
                                                                                                ==========          ==========

                         LIABILITIES AND STOCKHOLDERS' EQUITY
                         ------------------------------------

Accounts payable......................................................................          $   20,299          $   17,518
Accrued liabilities...................................................................              26,803              18,492
Deferred revenue......................................................................               1,455               1,466
Current portion of capital lease obligations..........................................                 151                 161
                                                                                                ----------          ----------
 Total current liabilities............................................................              48,708              37,637
Capital lease obligations, less current portion.......................................                 154                 187
Subordinated convertible notes........................................................             300,000             300,000
                                                                                                ----------          ----------
 Total liabilities....................................................................             348,862             337,824
                                                                                                ----------          ----------

Capital stock.........................................................................             911,342             870,154
Accumulated deficit...................................................................            (223,601)           (192,510)
                                                                                                ----------          ----------

 Total stockholders' equity...........................................................             687,741             677,644
                                                                                                ----------          ----------

 Total liabilities and stockholders' equity...........................................          $1,036,603          $1,015,468
                                                                                                ==========          ==========

                               ONI SYSTEMS CORP.

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                     (In thousands, except per share data)
                                  (unaudited)

                                                           Three months ended
                                                                March 31,
                                                                ---------

                                                              2001        2000
                                                              ----        ----

Revenue.................................................  $ 45,102    $  3,633
  Cost of goods sold, excluding deferred stock
     compensation amortization amounts..................    27,756       2,850
                                                          --------    --------
   Gross profit.........................................    17,346         783
                                                          --------    --------
Operating expenses:
  Research and development, excluding deferred stock
    compensation amortization amounts...................    18,052      11,116
  Sales and marketing, excluding deferred stock
    compensation amortization amounts...................     9,868       3,002
  General and administrative, excluding deferred stock
    compensation amortization amounts...................     6,258       2,556
  Amortization of deferred stock compensation*..........    12,272      13,612
  Amortization of goodwill and intangibles..............     1,325         921
  Common stock warrant expense..........................        --       4,545
  In-process research and development...................     8,240          --
                                                          --------    --------
Total operating expenses................................    56,015      35,752
                                                          --------    --------
     Operating loss.....................................   (38,669)    (34,969)
Other income, net.......................................     7,579         804
                                                          --------    --------
     Loss before income taxes...........................   (31,090)    (34,165)
Income taxes............................................         1           2
                                                          --------    --------
     Net loss...........................................   (31,091)    (34,167)
                                                          ========    ========

Basic and diluted net loss per share....................  $  (0.24)   $  (1.41)
                                                          ========    ========
Weighted average shares outstanding used in
 computing basic and diluted net loss per share.........   129,173      24,219
                                                          ========    ========

  * Amortization of deferred stock compensation:

    Cost of goods sold..................................  $  5,779    $  1,628
    Research and development............................     1,433       7,349
    Sales and marketing.................................     3,275       2,464
    General and administrative..........................     1,785       2,171
                                                          --------    --------
                                                          $ 12,272    $ 13,612
                                                          ========    ========

                               ONI SYSTEMS CORP.

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                  (unaudited)

                                                                                    Three months ended
                                                                                        March 31,
                                                                                        ---------

                                                                                       2001       2000
                                                                                       ----       ----
Cash flows from operating activities:
   Net loss......................................................................  $(31,091)  $(34,167)
   Adjustments to reconcile net loss to net cash used in operating activities:
      Depreciation and amortization..............................................     6,044      1,788
      Amortization of deferred stock compensation................................    12,272     13,612
      In-process research and development........................................     8,240         --
      Loss on disposal of property and equipment.................................        --         34
      Value of leased facilities received in exchange for preferred stock........        --         36
      Amortization of debt financing costs.......................................        --         29
      Common stock warrant expense...............................................        --      4,545
      Stock-based compensation for non-employees.................................        --        201
      Changes in operating assets and liabilities:
         Accounts receivable.....................................................   (23,789)    (3,765)
         Inventory...............................................................    (5,506)   (11,135)
         Prepaid expenses and other assets.......................................    (6,231)      (211)
         Accounts payable and accrued liabilities................................    11,092      7,903
         Deferred revenue........................................................       (11)       119
                                                                                   --------   --------
   Net cash used in operating activities.........................................   (28,980)   (21,011)
                                                                                   --------   --------

Cash flows used in investing activities:

   Purchase of property and equipment............................................   (26,816)   (11,382)
   Purchase of Finisar technology................................................    (5,000)        --
                                                                                   --------   --------
   Net cash used in investing activities.........................................   (31,816)   (11,382)
                                                                                   --------   --------

Cash flows from financing activities:
   Payments under capital lease obligations......................................       (44)       (67)
   Proceeds from issuance of preferred stock, net of issuance costs..............        --      1,961
   Proceeds from repayment of shareholder loans..................................     1,880         --
Proceeds from issuance of common stock, net of issuance costs....................     5,716        783
                                                                                   --------   --------
   Net cash provided by financing activities.....................................     7,552      2,677
Effect of exchange rate changes on cash and cash equivalents.....................        12         --
                                                                                   --------   --------
   Net (decrease) in cash and cash equivalents...................................   (53,232)   (29,716)
Cash and cash equivalents at beginning of period.................................   852,360     80,023
                                                                                   --------   --------

Cash and cash equivalents at end of period.......................................  $799,128   $ 50,307
                                                                                   ========   ========

Supplemental disclosures of cash flow information:
   Noncash investing and financing activities:
     Issuance of common stock upon exercise of options in exchange
      for notes receivable.......................................................  $     --   $  4,605
                                                                                   ========   ========
     Issuance of common stock for future services................................  $     --   $ 66,697
                                                                                   ========   ========
     Issuance of common stock in connection with Finisar technology acquisition..  $ 21,340   $     --
                                                                                   ========   ========

                               ONI SYSTEMS CORP.

         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                (In thousands, except share and per share data)


1. Description of Business

     ONI Systems Corp. develops, markets and sells optical communications equipment to communication service providers in the metropolitan and regional markets.

     ONI was originally incorporated in California, as Optical Networks, Incorporated and was reincorporated in Delaware and changed its name to ONI Systems Corp. in April 2000. Share capital information for all periods has been retroactively adjusted to reflect the par value of common and preferred stock and amounts of paid-in capital.

2. Basis of Presentation

     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission and, therefore, do not include all the information and footnotes necessary for a complete presentation of ONI's results of operations, financial position, and cash flows in conformity with accounting principles generally accepted in the United States. The unaudited financial statements reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position at March 31, 2001 and the operating results and cash flows for the three months ended March 31, 2001 and 2000. These financial statements and notes should be read in conjunction with ONI's audited financial statements and related notes for the year ended December 31, 2000, included in ONI's Annual Report on Form 10-K filed April 2, 2001 with the Securities and Exchange Commission. The condensed consolidated balance sheet at December 31, 2000 has been derived from audited financial statements as of that date.

     The results of operations for the three months ended March 31, 2001 are not necessarily indicative of results that may be expected for any other interim period or for the full fiscal year ending December 31, 2001.

3. Technology Purchase

     In February 2001, ONI acquired technology and other assets associated with Finisar Corporation's Opticity(TM) product line for up to $51,340, comprised of $30,000 in cash and $21,340 of ONI's common stock. At closing, ONI paid $5,000 in cash and issued 488,624 shares of common stock to Finisar. The remaining cash payments of up to $25,000 will be contingent upon the timely delivery of certain mutually agreed deliverables. In accordance with the terms of the acquisition agreement the number of common shares issued to Finisar was determined by dividing $20,000 by the average closing price of ONI's common stock for the ten days prior to closing of the transaction on February 28, 2001. For accounting purposes the value of the shares issued was determined in accordance with EITF 99-12 and APB No. 16 "Business Combinations". According to EITF 99-12 and APB 16 the 488,624 shares issued to Finisar must be valued based on the market price of ONI's shares over a reasonable period of time before and after the announcement date of the transaction, which was February 13, 2001. The difference in share price between the announcement date and the closing date of the transaction resulted in a value of $21,340 for the 488,624 common shares issued to Finisar as opposed to the $20,000 value per the acquisition agreement. ONI allocated the portion of the purchase price, paid on closing, to the estimated fair market value of identifiable intangible assets (core and developed technology) of $17,300 and to purchased in-process research and development of $8,240. The excess of the aggregate purchase price over the estimated fair value of the assets acquired of $800 has been recorded as goodwill. The identifiable intangible assets and goodwill are being amortized over a period of three years. The $8,240 allocated to purchased in-process research and development was determined through established valuation techniques in the high-technology communications industry and was expensed upon acquisition because technological feasibility had not been established and no future alternative uses existed. Management believes that the assumptions used in the in process research and development analysis were reasonable at the time of the acquisition. No assurance can be given, however, that the underlying assumptions used to estimate expected revenues, operating costs or profitability, or the events associated with the product, will transpire as estimated. The remaining future cash payments of up to $25,000 that are contingent upon the timely delivery of certain mutually agreed deliverables and will be recorded as goodwill at the time of payment and amortization over three years.

4. Revenue Recognition

     ONI recognizes revenue from product sales upon shipment, assuming collectibility of the resulting receivable is probable. When the arrangement with the customer includes future obligations or obtaining customer acceptance, revenue is recognized when those obligations have been met or customer acceptance has been received.

                               ONI SYSTEMS CORP.

                (In thousands, except share and per share data)


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

                                                           Three months ended
                                                                March 31,
                                                                ---------

                                                            2001        2000
                                                            ----        ----

Net loss attributable to common
 stockholders.........................................   $ 31,091     $34,167
                                                         --------     -------

Basic and diluted:
Weighted-average shares of common stock
 outstanding..........................................    134,709      34,315
Less: weighted-average shares subject to repurchase...      5,536      10,096
                                                         --------     -------

Weighted-average shares used in computing basic and
diluted net loss per common share.....................    129,173      24,219
                                                         --------     -------
Basic and diluted net loss per common share...........   $  (0.24)    $ (1.41)
                                                         --------     -------

                               ONI SYSTEMS CORP.

                (In thousands, except share and per share data)


6. Inventory

     Inventory consists of:

                                             March 31, 2001  December 31, 2000
                                             --------------  -----------------

     Raw materials........................       $19,926          $27,821
     Work in progress.....................        23,854           15,414
     Finished goods.......................        20,804           16,763
     Consignment inventory................        11,548           10,628
                                                 -------          -------

                                                 $76,132          $70,626
                                                 =======          =======

7. Recent Accounting Pronouncements

     In September 2000, the FASB issued SFAS No. 140, "Accounting for the Transfers and Servicing of Financial Assets and Extinguishments of Liabilities". SFAS No. 140 is effective for transfers occurring after March 31, 2001 and for disclosures relating to the securitization transactions and collateral for fiscal years ending after December 15, 2000. ONI does not expect the adoption of SFAS No. 140 to have a material impact on its financial position or results of operations.


8. Segment Reporting

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

     Beginning January 1, 2000, ONI's revenue has been derived from sales of its ONLINE(TM) and ONWAVE(TM) products. ONI expects to continue selling these products in the future, and also to develop other lines of products for sale. ONI's geographic distribution of revenues for the three months ended March 31, 2001 and 2000, is as follows:

                                                       Three months ended
                                                            March 31,
                                                            ---------

                                                       2001          2000
                                                       ----          ----

     North America...................................  83%           70%
     Asia............................................   8%            -
     Europe..........................................   9%           30%

                               ONI SYSTEMS CORP.

                (In thousands, except share and per share data)


9. Contingencies

     In March 2000, Nortel Networks filed suit against ONI in the United States District Court for the Northern District of California. The suit alleges that ONI's products infringe five patents held by Nortel Networks, and sets forth allegations of misappropriation of trade secrets, unlawful business practices and common law unfair competition. Nortel Networks is seeking preliminary and permanent injunctions and damages against ONI in connection with these claims. In April 2000, ONI filed a motion to dismiss Nortel Networks' claims for misappropriation of trade secrets, unlawful business practices and common law unfair competition. ONI also filed an answer and counterclaims asserting unfair business practices, tortious interference, breach of contract and seeking declarations of invalidity, unenforceability and non-infringement of the patents against Nortel Networks. On June 23, 2000, the court dismissed one of Nortel Networks' unfair competition claims. ONI expects to incur substantial legal and other expenses in connection with the Nortel Networks litigation. In the event of an adverse ruling, ONI also could be required to pay damages to Nortel Networks. The accompanying condensed consolidated financial statements do not include any costs for damages, if any, that might result from this uncertainty.

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

     In addition, the following information should be read in conjunction with the financial statements and related notes included in Item 1 of this Quarterly Report, our Annual Report on Form 10-K filed with the Securities and Exchange Commission on April 2, 2001 and "Factors that May Affect Future Results" in this document.

Overview

     We develop, market and sell optical communications networking equipment specifically designed to address the bandwidth and service limitations of metropolitan and regional networks. From our inception in October 1997 through November 1999, our operating activities consisted primarily of research and development. We also formed and expanded our administrative, marketing, sales, manufacturing and customer service and support organizations and commenced sales and marketing activities. In January 2000, we released our first product, the ONLINE9000/(TM)/, which is designed for metropolitan markets. In June 2000, we released the ONLINE7000/(TM)/, which is designed to provide metropolitan service providers with a more cost-effective solution for metro access applications. In the fourth quarter of 2000, we announced the ONLINE11000/(TM)/, which is designed for regional markets, and, we released the ONWAVE SONET/SDH Multiplexer and ONWAVE Data Multiplexer products that eliminate the need for traditional multiplexing equipment in the network by combining lower speed signals and multiple data formats into a single wavelength.

Results of Operations

     Beginning in 2000, our revenue generally is derived from the sale of our
ONLINE and ONWAVE products.   We expect to experience seasonality in the sales
of our products. Historically, the communications equipment market has experienced increased sales in the first and fourth quarter of a calendar year due in part to purchasers' budgetary cycles. We further expect that sales may decline during summer months, particularly in European markets. These seasonal variations in our sales may lead to fluctuations in our quarterly operating results.

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


Revenue

     Revenue was $45.1 million for the quarter ended March 31, 2001, an increase of $41.5 million from the comparable quarter in 2000. The increase in revenue was primarily due to the increase in the number of revenue generating customers from four in the quarter ended March 31, 2000 to nineteen in the quarter ended March 31, 2001 and the increase in the volume of purchases from repeat customers. Revenue was primarily from sales of our ONLINE and ONWAVE products.

Cost of goods sold

   Cost of goods sold was $27.8 million for the quarter ended March 31, 2001, an increase of $24.9 million from the comparable quarter in 2000. The increase in cost of goods sold is primarily related to the increase in revenue, as well as the growth in our customer service and support organization. As a percentage of revenue, cost of goods sold for the quarter ended March 31, 2001 was 61.5%, compared to 78.5% for the quarter ended March 31, 2000.

   Gross margin on product sales is dependent upon several factors, including the stage of our customers' network deployments, sales volume and product mix. Typically, we realize lower gross margins on initial customer deployments, which include fewer wavelengths, than on follow-on purchases where the customer is adding capacity to their network. We expect to continue to add new customers such that the mix of new versus repeat customer purchases may vary on a quarterly basis. In addition, we expect to develop new products in the future, which may generate higher or lower gross margins. While we expect gross margins to continue to improve over time, the quarterly gross margin percentage may vary in accordance with the timing and stage of our customers' network deployments and the quarterly product mix.

Research and development expense

   Research and development expense was $18.1 million for the quarter March 31, 2001, an increase of $6.9 million from the comparable quarter in 2000. The increase in research and development expense is primarily due to the significant expansion of our research and development department, particularly attributable to the increase of engineering staff supporting new product development. At March 31, 2001, we had approximately 245 research and development employees, an increase of 98 from 147 at March 31, 2000. Research and development expense as a percentage of revenue was 40.0% for the quarter ended March 31, 2001, a decrease from 306% from the comparable quarter in 2000. We expect research and development expense as a percentage of revenue to continue to decline in future periods. Research and development is essential to our future success and we expect that research and development expenses will continue to increase in absolute dollars in future periods.

Sales and marketing expense

   Sales and marketing expense was $9.9 million for the quarter ended March 31, 2001, an increase of $6.9 million from the comparable quarter in 2000. The increase in sales and marketing expenses primarily relates to the expansion of our sales force and customer service and support department, both domestically and internationally. At March 31, 2001, we had approximately 178 sales and marketing employees, an increase of 119 from 59 at March 31, 2000. Sales and marketing expense as a percentage of revenue was 21.9% for the quarter ended March 31, 2001, a decrease from 82.6% from the comparable quarter in 2000. We expect sales and marketing expense as a percentage of revenue to continue to decline in future periods. We expect to continue to expand our domestic and international sales force and marketing activity, and as a result, expect that the dollar amounts of sales and marketing expenses will continue to increase in absolute dollars in future periods.

General and administrative expense

   General and administrative expense was $6.3 million for the quarter ended March 31, 2001, an increase of $3.7 million from the comparable quarter in 2000. The increase in general and administrative expense primarily reflects the expansion in infrastructure to support our planned growth. At March 31, 2001, we had approximately 97 general and administrative employees, an increase of 45 from 52 at March 31, 2000. General and administrative expense as a percentage of revenue was 13.9% for the quarter ended March 31, 2001, a decrease from 70.4% from the comparable quarter in 2000. We expect general and administrative expense as a percentage of revenue to continue to decline in future periods. We expect that the absolute dollar amount of general and administrative expenses will continue to increase in future periods as a result of the expansion of business activity.

Amortization of deferred stock compensation

   Amortization of deferred stock compensation was $12.3 million for the quarter ended March 31, 2001, a decrease of $1.3 million from the comparable quarter in 2000. Deferred stock compensation is being amortized on an accelerated basis over the vesting period, generally four years, consistent with the method described in FASB Interpretation No. 28. Accordingly, we expect the amortization of deferred stock compensation to continue to decline in future quarters. From inception through March 31, 2001, we have amortized a total of $93.5 million of deferred stock compensation, leaving an unamortized balance of $43.7 million as of March 31, 2001.

Amortization of goodwill and intangibles

   Amortization of goodwill and intangibles was $1.3 million for the quarter ended March 31, 2001, an increase of $0.4 million from the comparable quarter in 2000. We recorded goodwill of $0.8 million and intangibles of $17.3 million in relation to the acquisition of certain assets and technology from Finisar Corporation on February 28, 2001. Under the terms of the acquisition agreement, we will make additional cash payments of up to $25 million contingent upon the timely completion of certain mutually agreed deliverables. These payments will be recorded as additional goodwill at the time of payment. Goodwill and intangibles are being amortized over a period not exceeding three years.

In-process research and development

   In association with the purchase of certain technology from Finisar Corporation, we recorded $8.2 million of in-process research and development. The amount allocated to purchased in-process research and development was determined through established valuation techniques in the high-technology communications industry, and was expensed upon acquisition because technological feasibility had not been established and no future alternative uses existed.

Common stock warrant expense

   In the first quarter of 2000, we recorded an aggregate common stock warrant expense of $4.5 million in connection with two separate transactions in which warrants were issued to purchase shares of common stock. The value of the warrants was expensed in the quarter ended March 31, 2000.

Other income, net

   Other income, net was $7.6 million for the quarter ended March 31, 2001, an increase of $6.8 million from the comparable quarter in 2000. The increase was primarily due to the interest earned on the net cash proceeds received in connection with the completion of our initial public equity offering in June 2000 and our follow-on public equity and debt offerings in October 2000, partially offset by interest expense incurred on our subordinated convertible notes.

Liquidity and Capital Resources

   At March 31, 2001, our principal source of liquidity was our cash and cash equivalents of $799.1 million.

   We used $29.0 million in cash in operating activities in the three months ended March 31, 2001, an increase of $8.0 million from the $21.0 million used in the three months ended March 31, 2000. Cash used in operating activities for the quarter ended March 31, 2001 was primarily due to the net loss of $31.1 million and the increase in operating assets and liabilities of $24.4 million offset by depreciation and amortization of $6.0 million, amortization of deferred stock compensation of $12.3 million and in-process research and
development of $8.2 million.   Cash used in operating activities for the quarter
ended March 31, 2000 was primarily due to the net loss of $34.2 million and the increase in operating assets and liabilities of $7.1 million offset by depreciation and amortization of $1.8 million, amortization of deferred stock compensation of $13.6 million and common stock warrant expense of 4.5 million.

   We used $31.8 million in cash in investing activities in the three months ended March 31, 2001, an increase of $20.4 million from the $11.4 million used in the three months ended March 31, 2000. The increase was primarily related to the increase in purchases of property and equipment and the $5 million cash payment to Finisar Corporation for the purchase of technology.

   We generated $7.6 million in cash from financing activities in the three months ended March 31, 2001, an increase of $4.9 million from the $2.7 million generated in the three months ended March 31, 2000, primarily from proceeds from employee share purchase plans, the exercise of employee stock options and the repayment of shareholder loans.

   At March 31, 2001, cash and cash equivalents totaled $799.1 million, a decrease of $53.2 million from the balance of $852.4 million at December 31, 2000. The decrease was due to cash used in operating activities of $29.0 and cash used in investing activities of $31.8 million, offset by cash provided by financing activities of $7.6 million.

   In February 2001, we acquired technology and other assets associated with Finisar Corporation's Opticity product line for approximately $51.3 million, comprised of $30 million in cash and $21.3 million of our common stock. At closing, we paid $5 million in cash and issued 488,624 shares of common stock to Finisar. The remaining cash payments of up to $25 million will be contingent upon the timely delivery of certain mutually agreed deliverables. In accordance with the terms of the acquisition agreement the number of common shares issued to Finisar was determined by dividing $20 million by the average closing price of ONI's common stock for the ten days prior to closing of the transaction on February 28, 2001. For accounting purposes the value of the shares issued was determined in accordance with EITF 99-12 and APB No. 16. According to EITF 99-12 and APB 16, the 488,624 shares issued to Finisar must be valued based on the market price of ONI's shares over a reasonable period of time before and after the announcement date of the transaction, which was February 13, 2001. The difference in share price between the announcement date and closing date of the transaction resulted in a value of $21.3 million for the 488,624 shares issued to Finisar as opposed to the $20 million value per the acquisition agreement.

   We expect to devote substantial capital resources to continue our research and development activities, to expand our sales, marketing and customer service and support organizations, to build out our new facility in San Jose, California, to support our information systems requirements and for other general corporate activities. We believe that our current cash balances will be sufficient to fund our operations for at least the next 12 months. However, we may require additional financing within that time frame which, if needed, may not be available on terms acceptable to us or at all.

Factors that May Affect Future Results

We have a history of losses, expect to continue to incur additional losses, and may never achieve profitability.

  Through March 31, 2001, we incurred cumulative losses of $223.6 million, and we expect to continue to incur losses in the future. If we do not become profitable, the value of our stock will decrease. We have large fixed expenses, and we plan to incur significant and increasing sales and marketing, research and development, manufacturing, and general and administrative expenses. In February 2000, we began to ship our first product, the ONLINE9000, and our revenue to date has been limited. In order for us to become profitable, we will need to generate and sustain higher revenue while maintaining reasonable cost and expense levels.

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

  We commenced business as an independent company in December 1997. We announced general availability and commenced sales of our first products in 2000. Consequently, we have a limited history upon which we can rely in planning and making the critical decisions that will affect our future operating results. Similarly, because of the relatively immature state of our business, it will be difficult for investors to evaluate our prospects. We will need to make decisions in the immediate future regarding resource allocations for research and development and marketing and sales. If our predictions about the best use of our resources turn out to be inaccurate, we may not make the best use of our resources and we may forego better opportunities. Our limited history makes it difficult for investors to gauge our capability in making these decisions.


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

  Any failure of our future products to achieve market acceptance could harm our business and financial results. For example, we are currently developing new products, including our ONLINE2500/(TM)/. We have devoted and expect to continue to devote significant engineering and financial resources to the development and marketing of new products and features. Unexpected technical challenges could prevent us from successfully developing new products and features in a timely manner or at all. In addition, new products and features could be more costly to develop and test than we anticipate. Even if we are able to develop and introduce new products and features, they may not achieve market acceptance if they do not offer performance desired by customers or if competitors develop products that customers prefer.

We expect that substantially all of our revenue will be generated from a small number of customers, and our revenue will not grow if we do not sell products to them in large numbers and if we do not add customers.

  We expect that substantially all of our revenue will depend on sales of our products to a small number of customers and that our revenue will only grow if these customers purchase substantial quantities of our products. As of March 31, 2001, we had twenty-one customers. Most of these customers are not contractually committed to purchase any minimum quantities of our products. If these customers or future customers do not purchase large quantities of our products for any reason, our ability to succeed would be harmed. The decision to purchase substantial quantities of our products will depend, in part, on our customers' and potential customers' desire and ability to introduce or expand commercial services. We cannot be sure that any customer will introduce or expand commercial services utilizing our products on a timely basis, if at all. Any delay in introducing, or failure to introduce, these services would seriously harm our revenue, results of operations and financial condition.

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

  We believe we will need to continue to increase our customer service and support organization to support new and existing customers. Our products are complex and require highly-trained customer service and support personnel. Hiring customer service and support personnel is difficult in our industry due to the limited number of people available with the necessary technical skills. If we are unable to expand our customer service and support organization, we may not be able to increase sales.

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

     We are still a relatively small company and our success depends on growth. At December 31, 1999, we had 202 employees, at December 31, 2000, we had 541 employees and at March 31, 2001, we had 667 employees. We plan to hire a significant number of additional employees this year. Our growth has placed, and we expect it to continue to place, a significant strain on our management systems and resources. We expect that we will need to continue to improve our financial, managerial control and reporting systems and procedures, and will need to continue to expand, train and manage our work force worldwide.


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

     . obtain from the owner of the infringed intellectual property right a license to

     . sell or use the relevant technology, which license may not be available on reasonable terms, or at all; or

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

     As of March 31, 2001, our executive officers, directors and entities affiliated with them beneficially owned approximately 26.4 % of our outstanding common stock. These stockholders, if acting together, would be able to influence all matters requiring approval by our stockholders, including the election of directors and the approval of mergers or other business combination transactions.

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


Part II. Other Information

Item 1. Legal Proceedings.

     In March 2000, Nortel Networks filed suit against us in the United States District Court for the Northern District of California. This suit is described on page 13 of our Annual Report on Form 10-K for the fiscal year ended December 31, 2000.

Item 2. Changes in Securities and Use of Proceeds.

   (a)  Changes in Securities

     On February 5, 2001, FMR Corp. net exercised five percent of a warrant issued in February 2000 to purchase 223,000 shares of common stock at an exercise price of $0.91 per share, and we issued 10,955 shares of ONI Systems common stock to FMR. Our issuance of these shares upon the exercise of these warrants was exempt from registration pursuant to Rule 506 promulgated under the Securities Act of 1933, as amended, and/or Section 4(2) of the Securities Act.

     On February 28, 2001, we issued 488,624 shares of ONI Systems common stock to Finisar Corporation as partial consideration for certain assets and technology acquired by us. Our issuance of these shares was exempt from registration pursuant to Rule 506 promulgated under the Securities Act and/or
Section 4(2) of the Securities Act.

   (b)  Use of Proceeds

     On May 31, 2000, in connection with our initial public offering, a Registration Statement on Form S-1 (No. 333-32104) was declared effective by the Securities and Exchange Commission. The net proceeds of our initial public offering were approximately $212.1 million.

     As of March 31, 2001, we had used $111.8 million of the net proceeds from the initial public offering for working capital, capital expenditures and other general corporate purposes, including sales and marketing, customer support, research and development, expansion of our operation and administrative infrastructure, and the leasing of additional facilities. The remaining $100.3 million of the net proceeds are expected to be used for working capital, capital expenditures and other general corporate purposes. We may also use a portion of the remaining net proceeds from our initial public offering to acquire or invest in businesses, technologies or products that are complementary to our business. Except for our commitments in connection with our acquisition of assets from Finisar, we currently have no commitments or agreements with respect to any acquisitions or investments. We have not determined the amounts of the remaining proceeds that we plan to spend on any of the uses described above or the timing of these expenditures. Pending our use of the remaining net proceeds, we intend to invest them in short-term, interest- bearing, cash equivalent instruments.

Item 3. Defaults Upon Senior Securities.

     None.

Item 4. Submission of Matters to a Vote of Security Holders.

     None.

Item 5. Other Information.

     None

Item 6. Exhibits and Reports on Form 8-K.

   (a)  Exhibits. The following exhibits are filed as part of this Form 10-Q:

        None



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

Date: May 15, 2001                   ONI SYSTEMS CORP.

                                     By: /S/ CHRIS A. DAVIS
                                     -----------------------------------
                                                      Chris A. Davis
                                            Executive Vice President,
                                            Chief Financial and Administrative
                                            Officer