Form 10-Q
period 2001-06-30
ONI SYSTEMS CORP
filed 2001-08-13
CIK 1107067

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                             ----------------------

                                    FORM 10-Q

(Mark One)

|X| Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Quarterly Period Ended June 30, 2001

                                       OR

|_| Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Transition Period from ___________ to
     ____________.

                        Commission File Number 000-30633

                             ----------------------

                                ONI SYSTEMS CORP.
             (Exact name of registrant as specified in its charter)

            Delaware                                              77046-9657
(State or other jurisdiction of                                (I.R.S. employer
 incorporation or organization)                              identification no.)

 5965 Silver Creek Valley Road San Jose, California                 95138
      (Address of principal executive offices)                    (zip code)

       Registrant's telephone number, including area code: (408) 965-2600

             166 Baypointe Parkway, San Jose, California 95134-1621
                 (Former Address, if changed since last report)

                             ----------------------

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES |X| NO |_|

There were 137,950,723 shares of the Company's common stock, par value $0.0001, outstanding on June 30, 2001.

================================================================================

                                ONI SYSTEMS CORP.

                                    FORM 10-Q

                      Quarterly Period Ended June 30, 2001

                                Table of Contents

                                     PART I. Financial Information

                                                                                                     Page
                                                                                                     ----
Item 1. Financial Statements (unaudited)

        Condensed Consolidated Balance Sheets as of June 30, 2001 and December 31, 2000 ...........    3

        Condensed Consolidated Statements of Operations for the three and six months ended June 30,
        2001 and 2000 .............................................................................    4

        Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2001 and
        2000 ......................................................................................    5

        Notes to Condensed Consolidated Financial Statements ......................................    6

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations .....    9

Item 3. Quantitative and Qualitative Disclosures about Market Risk ................................   22


                                       PART II. Other Information

Item 1. Legal Proceedings .........................................................................   22

Item 2. Changes in Securities and Use of Proceeds .................................................   22

Item 3. Defaults Upon Senior Securities ...........................................................   23

Item 4. Submission of Matters to Vote of Security Holders .........................................   23

Item 5. Other Information .........................................................................   23

Item 6. Exhibits and Reports on Form 8-K ..........................................................   23

Signatures ........................................................................................   24

Part I. Financial Information

Item 1. Condensed Consolidated Financial Statements

                                ONI SYSTEMS CORP.

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (In thousands)
                                   (unaudited)

                                                                 June 30, 2001   December 31, 2000
                                                                 -------------   -----------------

                             ASSETS
                             ------

Cash and cash equivalents .....................................   $   491,018        $   852,360
Short term investments ........................................        81,469               --
Accounts receivable ...........................................        65,739             24,309
Inventory, net ................................................        86,483             70,626
Prepaid expenses and other current assets .....................        13,483              7,950
                                                                  -----------        -----------
   Total current assets .......................................       738,192            955,245
Property and equipment, net ...................................        87,210             41,581
Other assets ..................................................        19,080             16,829
Long term investments .........................................       166,895               --
Goodwill and intangibles ......................................        20,751              1,813
                                                                  -----------        -----------
   Total assets ...............................................   $ 1,032,128        $ 1,015,468
                                                                  ===========        ===========

             LIABILITIES AND STOCKHOLDERS' EQUITY
             ------------------------------------

Accounts payable ..............................................   $    23,901        $    17,518
Accrued liabilities ...........................................        24,130             18,492
Deferred revenue ..............................................         2,005              1,466
Current portion of capital lease obligations ..................           427                161
                                                                  -----------        -----------
   Total current liabilities ..................................        50,463             37,637
Capital lease obligations, less current portion ...............           119                187
Subordinated convertible notes ................................       300,000            300,000
                                                                  -----------        -----------
   Total liabilities ..........................................       350,582            337,824
                                                                  -----------        -----------
Capital stock .................................................       923,711            870,154
Accumulated deficit ...........................................      (242,165)          (192,510)
                                                                  -----------        -----------
   Total stockholders' equity .................................       681,546            677,644
                                                                  -----------        -----------
   Total liabilities and stockholders' equity .................   $ 1,032,128        $ 1,015,468
                                                                  ===========        ===========

                                ONI SYSTEMS CORP.

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                      (In thousands, except per share data)
                                   (unaudited)

                                                              Three months ended            Six months ended
                                                                   June 30,                      June 30,
                                                            -----------------------     -----------------------
                                                              2001          2000           2001           2000
                                                            ---------     ---------     ---------     ---------

Revenue ................................................    $  68,229     $   9,484     $ 113,331     $  13,117
    Cost of goods sold, excluding deferred stock
     compensation amortization amounts .................       41,709         6,869        69,465         9,719
                                                            ---------     ---------     ---------     ---------
    Gross profit .......................................       26,520         2,615        43,866         3,398

Operating expenses:
    Research and development, excluding deferred stock
     compensation amortization amounts .................       18,801        13,229        36,853        24,344
    Sales and marketing, excluding deferred stock
     compensation amortization amounts .................       13,115         5,926        22,983         8,928
    General and administrative, excluding deferred stock
     compensation amortization amounts .................        6,022         5,005        12,280         7,561
    Amortization of deferred stock compensation* .......        9,222        18,452        21,494        32,065
    Amortization of goodwill and intangibles ...........        2,676           921         4,001         1,843
    Common stock warrant expense .......................         --            --            --           4,545
    In-process research and development ................         --            --           8,240          --
                                                            ---------     ---------     ---------     ---------
Total operating expenses ...............................       49,836        43,533       105,851        79,286
                                                            ---------     ---------     ---------     ---------
        Operating loss .................................      (23,316)      (40,918)      (61,985)      (75,888)
Other income, net ......................................        4,752         1,541        12,331         2,346
                                                            ---------     ---------     ---------     ---------
        Loss before income taxes .......................      (18,564)      (39,377)      (49,654)      (73,542)
Income taxes ...........................................         --            --               1             2
                                                            ---------     ---------     ---------     ---------
        Net loss .......................................      (18,564)      (39,377)      (49,655)      (73,544)
Beneficial conversion of preferred stock ...............         --           4,242          --           4,242
                                                            ---------     ---------     ---------     ---------
        Net loss attributable to common stockholders ...    $ (18,564)    $ (43,619)    $ (49,655)    $ (77,786)
                                                            =========     =========     =========     =========
Basic and diluted net loss per share ...................    $   (0.14)    $   (0.40)    $   (0.38)    $   (0.73)
                                                            =========     =========     =========     =========
Weighted average shares outstanding used in
 computing basic and diluted net loss per share ........      132,612       109,558       131,299       106,359
                                                            =========     =========     =========     =========
  * Amortization of deferred stock compensation:
    Cost of goods sold .................................    $   1,348     $   2,153     $   3,242     $   3,781
    Research and development ...........................        3,881         9,634         9,199        16,713
    Sales and marketing ................................        2,805         3,435         6,080         5,899
    General and administrative .........................        1,188         3,500         2,973         5,672
                                                            ---------     ---------     ---------     ---------
                                                            $   9,222     $  18,452     $  21,494     $  32,065
                                                            =========     =========     =========     =========

                                ONI SYSTEMS CORP.

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                   (unaudited)

                                                                                        Six months ended
                                                                                            June 30,
                                                                                    -----------------------
                                                                                       2001        2000
                                                                                    ---------     ---------
Cash flows from operating activities:
   Net loss ....................................................................    $ (49,655)    $ (73,544)
   Adjustments to reconcile net loss to net cash used in operating activities:
     Depreciation and amortization .............................................       15,396         4,718
     Amortization of deferred stock compensation ...............................       21,494        32,065
     In-process research and development .......................................        8,240          --
     Common stock warrant expense ..............................................         --           4,545
     Other non-cash charges ....................................................         --             380
     Changes in operating assets and liabilities:
        Accounts receivable ....................................................      (41,430)       (9,012)
        Inventory ..............................................................      (15,857)      (28,810)
        Prepaid expenses and other assets ......................................       (7,784)       (4,644)
        Accounts payable and accrued liabilities ...............................       12,021        12,101
        Deferred revenue .......................................................          539           358
                                                                                    ---------     ---------
   Net cash used in operating activities .......................................      (57,036)      (61,843)
                                                                                    ---------     ---------
Cash flows used in investing activities:
   Purchase of property and equipment ..........................................      (56,464)      (27,538)
   Purchase of Finisar technology ..............................................      (10,000)         --
   Investment in marketable securities .........................................     (248,364)         --
                                                                                    ---------     ---------
   Net cash used in investing activities .......................................     (314,828)      (27,538)
                                                                                    ---------     ---------
Cash flows from financing activities:
   Payments under capital lease obligations ....................................         (232)         (112)
   Proceeds from issuance of preferred stock, net of issuance costs ............         --          21,961
   Proceeds from repayment of shareholder loans ................................        2,419          --
Proceeds from issuance of common stock, net of issuance costs ..................        8,318       227,039
                                                                                    ---------     ---------
   Net cash provided by financing activities ...................................       10,505       248,888

Effect of exchange rate changes on cash and cash equivalents ...................           17          --
                                                                                    ---------     ---------
   Net decrease in cash and cash equivalents ...................................     (361,342)     (159,507)
Cash and cash equivalents at beginning of period ...............................      852,360        80,023
                                                                                    ---------     ---------
Cash and cash equivalents at end of period .....................................    $ 491,018     $ 239,530
                                                                                    =========     =========
Supplemental disclosures of cash flow information:
   Noncash investing and financing activities
   Interest paid during period .................................................    $   7,013     $      18
                                                                                    =========     =========
   Issuance of common stock upon exercise of options in exchange
    for notes receivable .......................................................    $    --       $   4,652
                                                                                    =========     =========
   Issuance of common stock for future services ................................    $    --       $  83,229
                                                                                    =========     =========
   Issuance of common stock in connection with Finisar technology acquisition...    $  21,340     $    --
                                                                                    =========     =========

                                ONI SYSTEMS CORP.

         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                 (In thousands, except share and per share data)

1. Description of Business

     ONI Systems Corp. develops, markets and sells optical communications equipment to communication service providers in the metropolitan and regional markets.

2. Basis of Presentation

     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission and, therefore, do not include all the information and footnotes necessary for a complete presentation of ONI's results of operations, financial position, and cash flows in conformity with accounting principles generally accepted in the United States. The unaudited financial statements reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position at June 30, 2001 and the operating results for the three and six months ended June 30, 2001 and 2000 and cash flows for the six months ended June 30, 2001 and 2000. These financial statements and notes should be read in conjunction with ONI's audited financial statements and related notes for the year ended December 31, 2000, included in ONI's Annual Report on Form 10-K filed April 2, 2001 with the Securities and Exchange Commission. The condensed consolidated balance sheet at December 31, 2000 has been derived from audited financial statements as of that date.

     The results of operations for the three and six months ended June 30, 2001 are not necessarily indicative of results that may be expected for any other interim period or for the full fiscal year ending December 31, 2001.

3. Technology Purchase

     In February 2001, ONI acquired technology and other assets associated with Finisar Corporation's Opticity(TM) product line for up to $51,340, comprised of $30,000 in cash and $21,340 of ONI's common stock. At closing, ONI paid $5,000 in cash and issued 488,624 shares of common stock to Finisar. In June 2000, we paid an additional $5,000 upon the completion of a first mutually agreed deliverable and capitalized this payment as additional goodwill. Subsequent to June 30, 2001, ONI paid an additional $4,250 upon the completion of a second mutually agreed deliverable and capitalized this amount as additional goodwill. The remaining cash payments of up to $15,000 are contingent upon the timely delivery and acceptance of mutually agreed deliverables and will be capitalized as goodwill at the time of payment and amortized over the remaining useful life.

                               ONI SYSTEMS CORP.

                 (In thousands, except share and per share data)

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

                                                         Three months ended           Six months ended
                                                               June 30,                   June 30,
                                                       -----------------------     -----------------------
                                                          2001          2000         2001          2000
                                                       ---------     ---------     ---------     ---------
Net loss attributable to common
  stockholders ......................................  $  18,564     $  43,619     $  49,655     $  77,786
                                                       =========     =========     =========     =========
Basic and diluted:
Weighted-average shares of common stock outstanding..    137,355       118,396       136,042       115,066
Less: weighted-average shares subject to repurchase..      4,743         8,838         4,743         8,707
                                                       ---------     ---------     ---------     ---------
Weighted-average shares used in computing basic and
  diluted net loss per common share .................    132,612       109,558       131,299       106,359
                                                       =========     =========     =========     =========
Basic and diluted net loss per common share .........  $   (0.14)    $   (0.40)    $   (0.38)    $   (0.73)
                                                       =========     =========     =========     =========

6. Inventory

     Inventory consists of:

                                                   June 30, 2001    December 31, 2000
                                                   -------------    -----------------
Raw materials ............................            $22,570            $27,821
Work in progress .........................             26,912             15,414
Finished goods ...........................             27,549             16,763
Consignment inventory ....................              9,452             10,628
                                                      -------            -------
                                                      $86,483            $70,626
                                                      =======            =======

                               ONI SYSTEMS CORP.

                 (In thousands, except share and per share data)

7. Recent Accounting Pronouncements

     In September 2000, the FASB issued SFAS No. 140, "Accounting for the Transfers and Servicing of Financial Assets and Extinguishments of Liabilities". SFAS No. 140 is effective for transfers occurring after March 31, 2001 and for disclosures relating to the securitization transactions and collateral for fiscal years ending after December 15, 2000. The adoption of SFAS No. 140 did not have a material impact on ONI's financial position or results of operations.

     In July 2001, the FASB issued SFAS No. 141, "Business Combinations" and SFAS No. 142, "Goodwill and Other Intangible Assets". SFAS No. 141 is effective for all business combinations initiated after June 30, 2001, and for all purchase method business combinations completed after June 30, 2001. SFAS No. 141 eliminates the use of the pooling-of-interest method of accounting for business combinations. SFAS No. 142 is effective for all fiscal years beginning after December 15, 2001, and changes the accounting for goodwill from an amortization method approach to an impairment-only approach. The adoption of SFAS No. 141 is not expected to have a material impact on ONI's financial position or results of operations. ONI is currently reviewing and assessing the impact of SFAS No. 142 on its financial position and results of operations.

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

     ONI's chief executive officer is its chief operating decision-maker. The financial information that the chief executive officer reviews is identical to the information presented in the accompanying consolidated statements of operations. ONI has determined that it operates in a single operating segment: development and sale of optical networking equipment to communication service providers in the regional and metropolitan area markets.

     ONI's revenue is generally derived from sales of its ONLINE(TM) and ONWAVE(TM) products. ONI expects to continue selling these products in the future, and also to develop other lines of products for sale. ONI's geographic distribution of revenues for the three and six months ended June 30, 2001 and 2000, is as follows:

                                      Three months ended       Six months ended
                                           June 30,                June 30,
                                       ----------------        ----------------
                                       2001        2000        2001        2000
                                       ----        ----        ----        ----
North America ..................         80%         82%         83%         70%
Asia ...........................         13%         10%          8%         --
Europe .........................          7%          8%          9%         30%

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

Overview

     We develop, market and sell optical communications networking equipment specifically designed to address the bandwidth and service limitations of metropolitan and regional networks. From our inception in October 1997 through November 1999, our operating activities consisted primarily of research and development. We also formed and expanded our administrative, marketing, sales, manufacturing and customer service and support organizations and commenced sales and marketing activities. In January 2000, we released our first product, the ONLINE9000, which is designed for metropolitan markets. In June 2000, we released the ONLINE7000, which is designed to provide metropolitan service providers with a more cost-effective solution for metro access applications. In the fourth quarter of 2000, we announced the ONLINE11000, which is designed for regional markets, and, we released the ONWAVE(TM) multiplexer product family that eliminates the need for traditional multiplexing equipment in the network by combining lower speed signals and multiple data formats into a single wavelength. In June 2001, we released the ONLINE2500, which is designed to enable service providers to deliver high bandwidth services to their customers' sites at the optical edge of the metro network.

Results of Operations

     Beginning in 2000, our revenue generally is derived from the sale of our ONLINE(TM) and ONWAVE(TM) products. We expect to experience seasonality in the sales of our products. Historically, the communications equipment market has experienced increased sales in the first and fourth quarter of a calendar year due in part to purchasers' budgetary cycles. We further expect that sales may decline during summer months, particularly in European markets. These seasonal variations in our sales may lead to fluctuations in our quarterly operating results.

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

Revenue

     Revenue was $68.2 million for the quarter ended June 30, 2001, an increase of $58.7 million from the comparable quarter in 2000 and was $113.3 million for the six months ended June 30, 2001, an increase of $100.2 million from the same period in 2000. The increase in revenue was primarily due to the increase in the number of revenue generating customers from 7 in the quarter ended June 30, 2000 to 22 in the quarter ended June 30, 2001 and the increase in the volume of purchases from repeat customers.

Cost of goods sold

     Cost of goods sold, excluding stock-based compensation, was $41.7 million for the quarter ended June 30, 2001, an increase of $34.8 million from the comparable quarter in 2000 and was $69.5 million for the six months ended June 30, 2001 an increase of $59.7 million from the same period in 2000. The increase in cost of goods sold is primarily related to the increase in revenue, as well as the growth in our customer service and support organization. As a percentage of revenue, cost of goods sold for the three and six months ended June 30, 2001 was 61.1% and 61.3% respectively, compared to 72.4% and 74.1% for the three and six ended June 30, 2000. The reduction in cost of goods sold as a percentage of revenue is primarily attributed to production efficiencies associated with larger sales volumes and reductions in component costs.

     Gross margin on product sales is dependent upon several factors, including the stage and configuration of our customers' network deployments, sales volume, pricing and cost reduction initiatives. Typically, we realize lower gross margins on initial customer deployments, which include fewer wavelengths, than on follow-on purchases where the customer is adding capacity to their network. To date a larger portion of our revenue has been derived from initial customer deployments. We expect to continue to add new customers and support initial deployments for our existing customers such that the mix of initial deployments versus follow-on purchases may vary on a quarterly basis. In addition, we expect to develop new products in the future, which may generate higher or lower gross margins. While we expect gross margins to continue to improve over time, the quarterly gross margin percentage may vary in accordance with the timing and stage of our customers' network deployments and the quarterly product mix.

Research and development expense

     Research and development expense, excluding stock-based compensation, was $18.8 million for the quarter June 30, 2001, an increase of $5.6 million from the comparable quarter in 2000, and was $36.9 million for the six months ended June 30, 2001 an increase of $12.5 million from the same period in 2000. The increase in research and development expense is primarily due to the significant expansion of our research and development department, particularly attributable to the increase of engineering staff supporting new product development. At June 30, 2001, we had approximately 278 research and development employees, an increase of 95 from 183 at June 30, 2000. Research and development expense as a percentage of revenue was 28% and 33% for the three and six months ended June 30, 2001, respectively, a decrease from 139% and 186% from the comparable periods in 2000, respectively. We expect research and development expense as a percentage of revenue to continue to decline in future periods. Research and development is essential to our future success and we expect that research and development expenses will continue to increase in absolute dollars in future periods.

Sales and marketing expense

     Sales and marketing expense, excluding stock-based compensation, was $13.1 million for the quarter ended June 30, 2001, an increase of $7.2 million from the comparable quarter in 2000, and was $23.0 million for the six months ended June 30, 2001 an increase of $14.1 million from the same period in 2000. The increase in sales and marketing expenses primarily relates to the expansion of our sales force and customer service and support department, both domestically and internationally. At June 30, 2001, we had approximately 236 sales, marketing and service employees, an increase of 158 from 78 at June 30, 2000. Sales and marketing expense as a percentage of revenue was 19% and 20% for the three and six months ended June 30, 2001, respectively, a decrease from 62% and 68% from the comparable periods in 2000, respectively. We expect sales and marketing expense as a percentage of revenue to continue to decline in future periods. We expect to continue to expand our domestic and international sales force and marketing activity, and as a result, expect that the dollar amounts of sales and marketing expenses will continue to increase in absolute dollars in future periods.

General and administrative expense

     General and administrative expense, excluding stock-based compensation, was $6.0 million for the quarter ended June 30, 2001, an increase of $1.0 million from the comparable quarter in 2000, and was $12.3 for the six months ended June 30, 2001, an increase of $4.7 million from the same period in 2000. The increase in general and administrative expense primarily reflects the expansion in infrastructure to support our planned growth. At June 30, 2001, we had approximately 100 general and administrative employees, an increase of 25 from 75 at June 30, 2000. General and administrative expense as a percentage of revenue was 9% and 11% for the three and six months ended June 30, 2001, respectively, a decrease from 53% and 58% from the comparable periods in 2000, respectively. We expect general and administrative expense as a percentage of revenue to continue to decline in future periods. We expect that the absolute dollar amount of general and administrative expenses will continue to increase in future periods as a result of the expansion of business activity.

Amortization of deferred stock compensation

     Amortization of deferred stock compensation was $9.2 million for the quarter ended June 30, 2001, a decrease of $9.2 million from the comparable quarter in 2000, and was $21.5 million for the six months ended June 30, 2001 a decrease of $10.6 million from the same period in 2000. Deferred stock compensation is being amortized on an accelerated basis over the vesting period, generally four years, consistent with the method described in FASB Interpretation No. 28. Accordingly, we expect the amortization of deferred stock compensation to continue to decline in future quarters. From inception through June 30, 2001, we have amortized a total of $102.7 million of deferred stock compensation, leaving an unamortized balance of $34.5 million as of June 30, 2001.

Amortization of goodwill and intangibles

     Amortization of goodwill and intangibles was $2.7 million for the quarter ended June 30, 2001, an increase of $1.8 million from the comparable quarter in 2000, and was $4.0 million for the six months ended June 30, 2001 an increase of $2.2 million from the same period in 2000. We recorded goodwill of $0.8 million and intangibles of $17.3 million in relation to the acquisition of certain assets and technology from Finisar Corporation on February 28, 2001. In accordance with the terms of the acquisition agreement we made an additional cash payment of $5 million in the quarter ended June 30, 2001 upon the delivery and acceptance of a first mutually agreed deliverable. This payment was capitalized as additional goodwill. Subsequent to June 30, 2001, we paid an additional $4.3 million upon the completion of a second mutually agreed deliverable. The remaining cash payments of up to $15 million will be contingent upon the timely delivery and acceptance of certain mutually agreed deliverables. These payments will be capitalized as additional goodwill at the time of payment. Goodwill and intangibles were initially being amortized over a period not exceeding three years. In accordance with FASB Statement No. 142 goodwill will no longer be amortized subsequent to December 31, 2001. We will evaluate the carrying value of the goodwill on an annual basis for impairment. To the extent that the carrying value of goodwill exceeds the fair value we will adjust the carrying value to fair value and record the impairment in the period.

In-process research and development

     In association with the purchase of certain technology from Finisar, we recorded $8.2 million of in-process research and development in the quarter ended March 31, 2001. The amount allocated to purchased in-process research and development was determined through established valuation techniques in the high-technology communications industry, and was expensed upon acquisition because technological feasibility had not been established and no future alternative uses existed.

Common stock warrant expense

     In the first quarter of 2000, we recorded an aggregate common stock warrant expense of $4.5 million in connection with two separate transactions in which warrants were issued to purchase shares of common stock. The value of the warrants was expensed in the quarter ended June 30, 2000.

Other income, net

     Other income, net was $4.8 million for the quarter ended June 30, 2001, an increase of $3.2 million from the comparable quarter in 2000, and was $12.3 million for the six months ended June 30, 2001 an increase of $10.0 million from the same period in 2000. The increase was primarily due to the interest earned on the net cash proceeds received in connection with the completion of our initial public equity offering in June 2000 and our follow-on public equity and debt offerings in October 2000, partially offset by interest expense incurred on our 5% subordinated convertible notes. As of June 30, 2001, our cash is invested in money market funds and short to intermediate term marketable securities that currently earn an average rate of return of approximately 4.3%. Further interest rate reductions by the Federal Reserve would negatively impact the level of interest income earned on these investments.

Liquidity and Capital Resources

     At June 30, 2001, our principal source of liquidity was our cash, cash equivalents and short-term investments of $572.5 million.

     We used $57.0 million in cash in operating activities in the six months ended June 30, 2001, a decrease of $4.8 million from the $61.8 million used in the six months ended June 30, 2000. Cash used in operating activities for the six months ended June 30, 2001 was primarily due to the net loss of $49.7 million and the increase in operating assets and liabilities of $52.5 million offset by depreciation and amortization of $15.4 million, amortization of deferred stock compensation of $21.5 million and in-process research and development of $8.2 million. Cash used in operating activities for the six months ended June 30, 2000 was primarily due to the net loss of $73.5 million and the increase in operating assets and liabilities of $30.0 million offset by depreciation and amortization of $4.7 million, amortization of deferred stock compensation of $32.1 million and common stock warrant expense of 4.5 million.

     As part of our cash management strategy we invested some of our cash and cash equivalents in short to intermediate term marketable securities. As a result we used $314.8 million of cash in investing activities in the six months ended June 30, 2001, an increase of $287.3 million from the $27.5 million used in the six months ended June 30, 2000. The increase was primarily related to the investment of $248.4 million in marketable securities, an increase in purchases of property and equipment of $28.9 million and the $10 million of payments to Finisar Corporation for the purchase of technology.

     We generated $10.5 million in cash from financing activities in the six months ended June 30, 2001, a decrease of $238.4 million from the $248.9 million generated in the six months ended June 30, 2000. The decrease was primarily related to the proceeds of $22.0 million from the issuance of preferred stock in the six months ended June 30, 2000 and the proceeds of $212.1 million from our initial public offering in June 2000. The $10.5 million in cash from financing activities in the six months ended June 30, 2001 was related to proceeds from the exercise of stock options and repayment of shareholder loans.

     At June 30, 2001, cash and cash equivalents totaled $491.0 million, a decrease of $361.3 million from the balance of $852.4 million at December 31, 2000. The decrease was primarily due to our cash management strategy, under which we invested $248.4 million of our cash and cash equivalents in marketable securities. In addition we used $57.0 million in operating activities, purchased property and equipment of $56.5 million, paid $10 million to Finisar, offset by cash provided by financing activities of $10.5 million.

     In February 2001, we acquired technology and other assets associated with Finisar Corporation's Opticity product line for approximately $51.3 million, comprised of $30 million in cash and $21.3 million of our common stock. At closing, we paid $5 million in cash and issued 488,624 shares of common stock to Finisar. In accordance with the terms of the acquisition agreement we made an additional cash payment of $5 million in the quarter ended June 30, 2001, upon the completion of a first mutually agreed deliverable. Subsequent to June 30, 2001, we paid an additional $4.3 million upon the completion of a second mutually agreed deliverable. The remaining cash payments of up to $15 million are contingent upon the timely delivery and acceptance of certain mutually agreed deliverables.

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

     Through June 30, 2001, we incurred cumulative losses of $242.2 million, and we expect to continue to incur losses in the future. If we do not become profitable, the value of our stock will decrease. We have large fixed expenses, and we plan to incur significant and increasing sales and marketing, research and development, manufacturing, and general and administrative expenses. In February 2000, we began to ship our first product, the ONLINE9000, and our revenue to date has been limited. In order for us to become profitable, we will need to generate and sustain higher revenue while maintaining reasonable cost and expense levels.

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

     Any failure of our future products to achieve market acceptance could harm our business and financial results. We are currently developing new products and features for existing products and have devoted and expect to continue to devote significant engineering and financial resources to the development and marketing of these new products and features. Unexpected technical challenges could prevent us from successfully developing new products and features in a timely manner or at all. In addition, new products and features could be more costly to develop and test than we anticipate. Even if we are able to develop and introduce new products and features, they may not achieve market acceptance if they do not offer performance desired by customers or if competitors develop products that customers prefer.

We expect that substantially all of our revenue will be generated from a small number of customers, and our revenue will not grow if we do not sell products to them in large numbers and if we do not add customers.

     We expect that substantially all of our revenue will depend on sales of our products to a small number of customers and that our revenue will only grow if these customers purchase substantial quantities of our products. As of June 30, 2001, we had twenty-four customers. Most of these customers are not contractually committed to purchase any minimum quantities of our products. If these customers or future customers do not purchase large quantities of our products for any reason, our ability to succeed would be harmed. The decision to purchase substantial quantities of our products will depend, in part, on our customers' and potential customers' desire and ability to introduce or expand commercial services. We cannot be sure that any customer will introduce or expand commercial services utilizing our products on a timely basis, if at all. Any delay in introducing, or failure to introduce, these services would seriously harm our revenue, results of operations and financial condition.

     In addition, if we fail to attract new customers, our growth will be limited. The growth of our customer base could be limited by:

     o unwillingness of potential customers to adopt our optical networking architecture;

     o delays or difficulties in completing the development and introduction of our planned products or product enhancements;

     o    failure of our products to perform as expected;

     o    difficulties in meeting customers' delivery requirements;

     o    introductions of new products by our competitors; and

     o other competitive factors such as aggressive pricing or financing by our competitors.

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

     We have limited experience in marketing and distributing our products internationally. International operations are subject to inherent risks, including:

     o    tariffs, export controls and other trade barriers;

     o longer accounts receivable payment cycles and difficulties in collecting accounts receivable;

     o    difficulties and costs of staffing and managing foreign operations;

     o    certification requirements with which we may be unfamiliar; and

     o    reduced protection for intellectual property rights in some countries.

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

     We are still a relatively small company and our success depends on growth. At December 31, 1999, we had 202 employees, at December 31, 2000, we had 541 employees and at June 30, 2001, we had 776 employees. We plan to hire a significant number of additional employees this year. Our growth has placed, and we expect it to continue to place, a significant strain on our management systems and resources. We expect that we will need to continue to improve our financial, managerial control and reporting systems and procedures, and will need to continue to expand, train and manage our work force worldwide.

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

Current unfavorable economic and market conditions could cause our existing and potential customers to delay or forgo purchases of our products.

     As a result of current unfavorable economic and market conditions, many service providers, including our existing and potential customers, have reduced their capital spending on communications equipment, including optical networking equipment. If these economic conditions persist for an extended period or worsen, our customers and potential customers may decide to delay or to forgo the purchase of our products. These decisions could harm our revenue, results of operations and financial condition.

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

     Our products are technically advanced and highly complex, and it is common for complex hardware and software to have defects which are difficult to detect. Our current and any future products or releases can only be fully tested when deployed for an extended period of time as part of networks that include equipment from other vendors. Consequently, our customers may discover defects in our hardware or software after deployment, and we could experience:

     o    loss of or delay in revenue and loss of market share;

     o    loss of customers;

     o    damage to our reputation;

     o    diversion of development resources;

     o    increased service and warranty costs;

     o legal actions by customers exposing us to product liability claims and significant legal expenses; and

     o    increased insurance costs.

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

     In the future, we may be a party to litigation to protect our intellectual property or as a result of other alleged infringements of intellectual property. These claims and any resulting lawsuit, if successful, could subject us to significant liability for damages and invalidate our proprietary rights. These lawsuits, regardless of their success, would be time-consuming and expensive to resolve and would divert management time and attention. Any potential intellectual property litigation also could force us to do one or more of the following:

     o stop selling, incorporating or using our products that use the challenged intellectual property;

     o obtain from the owner of the infringed intellectual property right a license to

     o sell or use the relevant technology, which license may not be available on reasonable terms, or at all; or

     o    redesign those products that use the challenged technology.

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

     We intend to acquire or invest in complementary businesses, products and technologies. We may not successfully integrate any businesses, products, technologies or personnel that we might acquire and, as a result, our operating results could suffer. For example, in February 2001, we acquired certain technology and other assets from Finisar Corporation which have been incorporated into our new ONLINE2500 product. This acquisition and any future acquisitions or investments could lead to:

     o stock issuances that would reduce our current stockholders' percentage ownership;

     o debt that will give rise to interest charges and may impose material restrictions on the manner in which we operate our business;

     o    responsibility for unanticipated liabilities;

     o    amortization expenses related to goodwill and other intangible assets;

     o    large and immediate write-offs;

     o problems combining the purchased operations, technologies or products with ours;

     o    unanticipated costs;

     o    diversion of management's attention from our core business;

     o adverse effects on existing relationships with suppliers and customers;

     o risks associated with entering markets in which we have limited prior experience; and

     o potential loss of key employees, particularly those of the acquired organizations.

The continuing control of ONI Systems by insiders could delay or prevent a change in corporate control, which could prevent you from realizing a premium over the market price of our common stock.

     As of June 30, 2001, our executive officers, directors and entities affiliated with them beneficially owned approximately 17.08 % of our outstanding common stock. These stockholders, if acting together, would be able to influence all matters requiring approval by our stockholders, including the election of directors and the approval of mergers or other business combination transactions.

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

     The market price of our common stock has fluctuated significantly in the past and may fluctuate significantly in the future in response to a number of factors, some of which are beyond our control, including:

     o    changes in financial estimates by securities analysts;

     o changes in market valuations of communications and Internet infrastructure-related companies;

     o announcements, by us or our competitors, of new products or of significant acquisitions, strategic partnerships or joint ventures; and

     o volume fluctuations, which are particularly common among highly volatile securities of Internet-related companies.

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

     Our substantial leverage could have significant negative consequences, including:

     o increasing our vulnerability to general adverse economic and industry conditions;

     o requiring the dedication of a substantial portion of our expected cash flow from operations to service our indebtedness, thereby reducing the amount of our expected cash flow available for other purposes, including capital expenditures; and

     o limiting our flexibility in planning for, or reacting to, changes in our business and the industry in which we compete.

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

     Provisions of Delaware law, our certificate of incorporation and bylaws could have the effect of delaying or preventing a third party from acquiring us, even if a change in control would be beneficial to our stockholders. These provisions include:

     o authorizing the issuance of preferred stock without stockholder approval;

     o providing for a classified board of directors with staggered, three year terms;

     o    prohibiting cumulative voting in the election of directors;

     o    prohibiting stockholders from calling stockholders meetings; and

     o    prohibiting stockholder actions by written consent.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Interest rate sensitivity

     We do not currently use derivative financial instruments for speculative trading or hedging purposes. In addition, we maintain our cash equivalents in money market funds and short to intermediate term marketable securities. Accordingly, we are not a party to financial instruments or contracts, and do not have investments, that expose us to material interest rate risk. Our subordinated convertible notes were issued at a fixed interest rate and therefore do not expose us to the risk of earnings or cash flow loss due to changes in market interest rates.

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

Item 2. Changes in Securities and Use of Proceeds.

   (a)  Changes in Securities

     On April 25, 2001, Fenwick & West LLP, our outside counsel, net exercised 25% of a warrant issued in March 2000 to purchase 200,000 shares of common stock at an exercise price of $15 per share, and we issued 30,115 shares of ONI Systems common stock to Fenwick & West. Our issuance of these shares upon the exercise of this warrant was exempt from registration pursuant to Rule 506 promulgated under the Securities Act of 1933, as amended, and/or Section 4(2) of the Securities Act.

   (b)   Use of Proceeds

     On May 31, 2000, in connection with our initial public offering, a Registration Statement on Form S-1 (No. 333-32104) was declared effective by the Securities and Exchange Commission. The net proceeds of our initial public offering were approximately $212.1 million.

     As of June 30, 2001, we had used $174.7 million of the net proceeds from the initial public offering for working capital, capital expenditures and other general corporate purposes, including sales and marketing, customer support, research and development, expansion of our operation and administrative infrastructure, and the leasing of additional facilities. The remaining $37.4 million of the net proceeds are expected to be used for working capital, capital expenditures and other general corporate purposes. We may also use a portion of the remaining net proceeds from our initial public offering to acquire or invest in businesses, technologies or products that are complementary to our business. Except for our commitments in connection with our acquisition of assets from Finisar, we currently have no commitments or agreements with respect to any acquisitions or investments. We have not determined the amounts of the remaining proceeds that we plan to spend on any of the uses described above or the timing of these expenditures. Pending our use of the remaining net proceeds, we intend to invest them in short-term, interest-bearing, cash equivalent instruments.

Item 3. Defaults Upon Senior Securities.

     None.

Item 4. Submission of Matters to a Vote of Security Holders.

     The Annual Meeting of the Stockholders of ONI Systems Corp. was held on May 16, 2001 at the Silicon Valley Conference Center, 2161 North First Street, San Jose, California 95131. Of the 136,298,595 shares of common stock outstanding as of the record date of March 19, 2001, 92,747,322 (68%) were present or represented by proxy at the meeting.

     At the meeting, the stockholders re-elected as ONI Systems directors Kevin
R. Compton (with 92,684,732 affirmative votes and 62,590 votes withheld) and Jonathan D. Feiber (with 92,684,634 affirmative votes and 62,688 votes withheld).

     The stockholders also ratified the appointment of KPMG LLP as ONI Systems independent auditors for the fiscal year ending December 31, 2001 (with 92,621,945 shares voting for, 113,774 shares voting against and 11,603 shares abstaining).

Item 5. Other Information.

     None

Item 6. Exhibits and Reports on Form 8-K.

   (a)  Exhibits. The following exhibits are filed as part of this Form 10-Q:

        10.01 2000 Employee Equity Incentive Plan, as amended
        10.02 Davis Stock Option Plan and Agreement

   (b)  Reports on Form 8-K

     On August 2, 2001, we filed a report on Form 8-K dated August 1, 2001 to report under Item 5 that ONI Systems Corp. has promoted William R. Cumpston to the position of chief operating officer, Chris A. Davis, executive vice president, chief administrative and financial officer, is leaving ONI Systems and Ken Burckhardt, vice president of finance, will act as ONI Systems interim chief financial officer.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 13, 2001                  ONI SYSTEMS CORP.

                                       By:  /s/ Hugh C. Martin
                                          --------------------------------------
                                          Hugh C. Martin
                                          President, Chief Executive Officer
                                          and Chairman of the Board of Directors


                                       By:  /s/ Ken Burckhardt
                                          --------------------------------------
                                          Ken Burckhardt
                                          Vice President Finance and Interim
                                          Chief Financial Officer