Form 10-Q
period 2001-09-30
ONI SYSTEMS CORP
filed 2001-11-13
CIK 1107067

[TABLE OF CONTENTS]

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Quarterly Period Ended September 30, 2001

OR

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Transition Period from ___________ to ____________.

Commission File Number 000-30633

ONI SYSTEMS CORP.
(Exact name of registrant as specified in its charter)

Delaware	77046-9657
(State or other jurisdiction of	(I.R.S. employer
incorporation or organization)	identification no.)

5965 Silver Creek Valley Road, San Jose, California	95138
(Address of principal executive offices)	(zip code)

Registrant’s telephone number, including area code: (408) 965-2600

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☒ NO ☐

There were 139,671,463 shares of the Company’s common stock, par value $0.0001, outstanding on September 30, 2001.

[RETURN TO TABLE OF CONTENTS]

ONI SYSTEMS CORP.

FORM 10-Q

Quarterly Period Ended September 30, 2001

Part I. Financial Information

Item 1. Condensed Consolidated Financial Statements

ONI SYSTEMS CORP.

CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)
(unaudited)

	September 30, 2001	December 31, 2000

ASSETS

Cash and cash equivalents	$346,060	$852,360
Short-term investments	44,328	—
Accounts receivable, net	62,603	24,309
Inventory, net	69,210	70,626
Prepaid expenses and other current assets	13,138	7,950

Total current assets	535,339	955,245
Property and equipment, net	99,150	41,581
Other assets	8,680	16,829
Long-term investments	294,325	—
Goodwill and intangibles, net	22,671	1,813

Total assets	$960,165	$1,015,468

LIABILITIES AND STOCKHOLDERS’ EQUITY

Accounts payable	$21,092	$17,518
Accrued restructuring and other liabilities	40,180	18,492
Deferred revenue	4,829	1,466
Current portion of capital lease obligations	320	161

Total current liabilities	66,421	37,637
Capital lease obligations, less current portion	84	187
Subordinated convertible notes	300,000	300,000

Total liabilities	366,505	337,824

Capital stock	937,827	870,154
Accumulated other comprehensive income	1,871	—
Accumulated deficit	(346,038)	(192,510)

Total stockholders’ equity	593,660	677,644

Total liabilities and stockholders’ equity	$960,165	$1,015,468

3
[RETURN TO TABLE OF CONTENTS]

ONI SYSTEMS CORP.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2001	2000	2001	2000
Revenue	$40,186	$16,381	$153,517	$29,498
Cost of goods sold, excluding deferred stock compensation amounts:
Product sales	25,303	11,126	94,768	20,845
Write-down of inventory	36,870	—	36,870	—

Gross profit (loss)	(21,987)	5,255	21,879	8,653

Operating expenses:
Research and development, excluding deferred stock compensation amortization amounts	21,672	13,469	58,525	37,814
Sales and marketing, excluding deferred stock compensation amortization amounts	14,719	7,164	37,702	16,092
General and administrative, excluding deferred stock compensation amortization amounts	18,151	4,364	30,431	11,894
Restructuring and impairment charges	16,092	—	16,092	—
Amortization of deferred stock compensation*	7,849	18,000	29,343	50,065
Amortization of goodwill and intangibles	2,360	860	6,361	2,734
Common stock warrant expense	—	—	—	4,545
In-process research and development	—	—	8,240	—

Total operating expenses	80,843	43,857	186,694	123,144

Operating loss	(102,830)	(38,602)	(164,815)	(114,491)
Other income (expense), net	(887)	3,515	11,444	5,861

Loss before income taxes	(103,717)	(35,087)	(153,371)	(108,630)
Income taxes	156	—	157	2

Net loss	(103,873)	(35,087)	(153,528)	(108,632)
Beneficial conversion of preferred stock	—	—	—	4,242

Net loss attributable to common stockholders	$(103,873)	$(35,087)	$(153,528)	$(112,874)

Basic and diluted net loss per share	$(0.77)	$(0.30)	$(1.15)	$(1.01)

Weighted average shares outstanding used in computing basic and diluted net loss per share	134,778	118,774	132,996	111,739

*Amortization of deferred stock compensation:
Cost of goods sold	$1,173	$2,272	$4,416	$6,053
Research and development	2,988	9,043	12,186	25,756
Sales and marketing	2,643	3,584	8,723	9,483
General and administrative	1,045	3,101	4,018	8,773

	$7,849	$18,000	$$29,343	$50,065

4
[RETURN TO TABLE OF CONTENTS]

ONI SYSTEMS CORP.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(unaudited)

	Nine months ended September 30,
	2001	2000
Cash flows from operating activities:
Net loss	$(153,528)	$(108,632)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	26,075	8,839
Amortization of deferred stock compensation	29,343	50,065
Restructuring and impairment charges	16,092	—
Provision for doubtful accounts	10,621	—
Write-down of inventory	36,870	—
Impairment of investment	4,000	—
In-process research and development	8,240	—
Common stock warrant expense	—	4,545
Other noncash charges	—	471
Changes in operating assets and liabilities:
Accounts receivable	(44,695)	(16,055)
Inventory	(35,453)	(41,713)
Prepaid expenses and other assets	(6,144)	(4,726)
Accounts payable and accrued liabilities	13,832	13,841
Deferred revenue	4,247	283

Net cash used in operating activities	(90,500)	(93,082)
Cash flows used in investing activities:
Purchase of property and equipment	(81,513)	(39,222)
Proceeds from disposal of property and equipment	—	173
Purchase of Finisar technology	(14,151)	—
Purchases of marketable securities	(448,693)	—
Proceeds from sales and maturities of marketable securities	112,000	—

Net cash used in investing activities	(432,357)	(39,049)
Cash flows from financing activities:
Payments under capital lease obligations	(375)	(153)
Proceeds from issuance of preferred stock, net of issuance costs	—	21,961
Proceeds from repayment of shareholder loans	7,223	178
Proceeds from issuance of common stock, net of issuance costs	9,597	227,127

Net cash provided by financing activities	16,445	249,113

Effect of exchange rate changes on cash and cash equivalents	112	—

Net increase (decrease) in cash and cash equivalents	$(506,300)	$116,982
Cash and cash equivalents at beginning of period	$852,360	$80,023

Cash and cash equivalents at end of period	$346,060	$197,005

Supplemental disclosures of cash flow information:
Interest paid during period	$7,018	$27

Noncash investing and financing activities
Equipment recorded under capital leases	$430	$—
Issuance of common stock upon exercise of options in exchange for notes receivable	$—	$4,652
Issuance of restricted common stock and stock options for future services	$1,496	$86,865
Issuance of common stock in connection with Finisar technology acquisition	$21,340	$—

5
[RETURN TO TABLE OF CONTENTS]

ONI SYSTEMS CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share data)

1.	Description of Business

 ONI Systems Corp. develops, markets and sells optical communications equipment to communication service providers in the metropolitan and regional markets.

2.	Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission and, therefore, do not include all the information and footnotes necessary for a complete presentation of ONI’s results of operations, financial position, and cash flows in conformity with accounting principles generally accepted in the United States of America. The unaudited financial statements reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position at September 30, 2001 and the operating results for the three and nine months ended September 30, 2001 and 2000 and cash flows for the nine months ended September 30, 2001 and 2000. These financial statements and notes should be read in conjunction with ONI’s audited financial statements and related notes for the year ended December 31, 2000, included in ONI’s Annual Report on Form 10-K filed April 2, 2001 with the Securities and Exchange Commission. The condensed consolidated balance sheet at December 31, 2000 has been derived from audited financial statements as of that date.

The results of operations for the three and nine months ended September 30, 2001 are not necessarily indicative of results that may be expected for any other interim period or for the full fiscal year ending December 31, 2001.

3.	Summary of Restructuring and Impairment Charges, Inventory Write-Downs, Provision of Doubtful Accounts and Asset Impairment

In September 2001, ONI announced a restructuring program to re-align business operations with current market conditions, specifically the downturn in the communications equipment sector that has negatively impacted customer order levels and ONI’s shipment volumes. This program includes a worldwide reduction in force, consolidation of facilities and resizing of manufacturing levels. As a result of the decline in shipping volumes and the restructuring program, ONI recorded restructuring costs and impairment charges of $16,092. In addition, ONI recorded charges related to inventory write-downs, a provision for doubtful accounts and an impairment of an equity investment. The following paragraphs provide detailed information relating to these charges.

     Restructuring and Impairment Charges

Restructuring and impairment charges of $16,092 are comprised of lease and related expenses associated with exit and consolidation plans for excess facilities and the impairment of leasehold improvements and fixed assets at vacated facilities. The estimates of the costs of consolidating facilities included an analysis of ONI’s contractual lease commitments, non-cancelable costs of lease arrangements, and net book value of leasehold improvements for vacated facilities, partially offset by estimated potential sublease income based on available market information for commercial office space. These contractual lease commitments extend through 2006. The restructuring and impairment charges are included in operating expense for the three and nine months ended September 30, 2001.

A summary of the restructuring and impairment charges for the three and nine months ended September 30, 2001 is as follows:

	Total Charge	Amounts Written Down	Accrued at September 30, 2001

Description of charge:
Costs of consolidating facilities	$11,431	$—	$11,431
Impairment of leasehold improvements and fixed assets at vacated facilities	4,661	(4,661)	—

Total charges	$16,092	$(4,661)	$11,431

Subsequent to September 2001, ONI expects to incur additional costs associated with the restructuring program for a worldwide reduction in force and costs related to resizing of manufacturing levels.

6
[RETURN TO TABLE OF CONTENTS]

     Inventory Write-Downs, Provision for Doubtful Accounts and Asset Impairment

The results of operations for the three and nine months ended September 30, 2001 include charges to write down inventory values, write down the carrying value of an equity investment and record a provision for doubtful accounts. ONI recorded a $36,870 write-down of inventory determined to be excess and obsolete, which is included in cost of goods sold for the three and nine months ended September 30, 2001. This write-down represents inventory ONI estimates it will be unable to sell based on current inventory levels and declines in customer capital spending. ONI recorded a $4,000 write-down in the carrying value of an equity investment that was determined to be permanently impaired based on estimates of future cash flows. The investment write-down was included in other income (expense) for the three and nine months ended September 30, 2001. In addition, ONI recorded a provision for doubtful accounts of $10,621 to reserve for trade and other receivables that were determined to have a low probability of collection, primarily due to the impact of the market downturn on certain customers during the quarter ended September 30, 2001. The provision for doubtful accounts has been included in general and administrative expense for the three and nine months ended September 30, 2001.

A summary of these charges for the three and nine months ended September 30, 2001 is as follows:

Total Charge
Description of charge:
Impairment of equity investment	$4,000
Write-down of inventory	36,870
Allowance for doubtful accounts	10,621

Total charges	$51,491

4.        Technology Purchase

In February 2001, ONI acquired technology and other assets associated with Finisar Corporation’s Opticity™ product line for up to $51,340, comprised of up to $30,000 in cash and $21,340 of ONI’s common stock. At closing, ONI paid $5,000 in cash and issued 488,624 shares of common stock to Finisar. In June 2000, ONI paid an additional $5,000 upon delivery and acceptance of a first mutually agreed deliverable and capitalized this payment as additional goodwill. During the quarter ended September 30, 2001, ONI paid $4,250 upon delivery and acceptance of a second mutually agreed deliverable. This payment included $129 related to the purchase of fixed assets, which has been capitalized as fixed assets. The remaining amount of this payment was capitalized as additional goodwill. Subsequent to September 30, 2001, ONI paid $3,500 to Finisar upon delivery and acceptance of a third mutually agreed deliverable and capitalized this amount as additional goodwill. The remaining cash payments of up to $10,000 are contingent upon the timely delivery and acceptance of mutually agreed deliverables and will be capitalized as goodwill at the time of payment and amortized over the remaining useful life.

5.       Revenue Recognition

ONI recognizes revenue from product sales upon shipment, assuming collectibility of the resulting receivable is probable. When the arrangement with the customer includes future obligations or obtaining customer acceptance, revenue is recognized when those obligations have been met or customer acceptance has been received.

ONI sells licenses for embedded software and application software. Revenue from transactions involving ONI’s software products is accounted for in accordance with Statement of Position (SOP) 97-2, "Software Revenue Recognition", and SOP 98-9, "Software Revenue Recognition with Respect to Certain Arrangements". Accordingly, ONI recognizes revenue from licenses of software products provided that a purchase order has been received, the software and related documentation have been shipped, collection of the resulting receivable is deemed probable, and the fee is fixed or determinable.

Services revenue consists primarily of training and installation services. Revenues from training and installation services are recognized as the services are performed. To date, service revenue has not been significant.

Deferred revenue represents amounts billed in excess of revenue recognized.

6.          Net Loss Per Share

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

7
[RETURN TO TABLE OF CONTENTS]

excluded from the computation of diluted net loss per share for all periods presented because the effect would be antidilutive. The following table presents the calculation of basic and diluted net loss per share:

	Three months ended September 30,		Nine months ended September 30,
	2001	2000	2001	2000
Net loss attributable to common stockholders	$(103,873)	$(35,087)	$(153,528)	$(112,874)

Basic and diluted:
Weighted-average shares of common stock outstanding	138,728	126,174	136,946	118,671
Less: weighted-average shares subject to repurchase	3,950	7,400	3,950	6,932

Weighted-average shares used in computing basic and diluted net loss per common share	134,778	118,774	132,996	111,739

Basic and diluted net loss per common share	$(0.77)	$(0.30)	$(1.15)	$(1.01)

7.          Investments

Short and long-term investments are comprised of marketable securities. All of the Company’s short and long-term investments are classified as "available-for-sale". These investments are carried at fair value and unrealized gains and losses are included in other comprehensive income (loss) as a component of stockholders’ equity. Realized gains or losses upon sale or maturity of these investments and declines in value determined to be other than temporary, if any, are included in other income and expense. Accrued interest income of $3,193 related to marketable securities is included in short-term investments at September 30, 2001.

8.          Other Assets

ONI evaluates long-lived assets to consider whether changes in events or circumstances may indicate that the carrying value of such assets may not be recoverable. During the quarter ended September 30, 2001, the estimated recoverable value of an equity investment was determined to have permanently declined below carrying value. The recoverable value is estimated based on expected future cash flow from the investment. ONI recorded an impairment of that investment of $4,000, which has been included in other income (expense) in the three and nine months ended September 30, 2001. (See Note 3)

9.          Accounts Receivable

Accounts receivable consists of:

	September 30, 2001	December 31, 2000
Accounts receivable	$69,005	$24,309
Allowance for doubtful accounts	6,402	—

Accounts receivable, net	$62,603	$24,309

The provision for doubtful accounts was $10,621 for the three months ended September 30, 2001, consisting of $6,402 related to trade accounts receivable and $4,219 related to a long-term receivable included in other assets. (See Note 3)

10.        Inventory

Inventory consists of:

	September 30, 2001	December 31, 2000
Raw materials	$5,988	$27,821
Work in progress	21,763	15,414
Finished goods	30,140	16,763
Consignment inventory	11,319	10,628

	$69,210	$70,626

During the quarter ended September 30, 2001, ONI recorded a $36,870 write-down of inventory determined to be in excess of planned requirements. This write-down is a result of a significant reduction in planned capital spending by our customers.

8
[RETURN TO TABLE OF CONTENTS]

Inventory classified as excess and obsolete includes estimated amounts for raw materials, work-in-process and finished goods inventory that ONI believes it will be unable to sell as a result of current inventory levels, decreased shipping volumes and planned product transitions. The write-down of inventory value is included in cost of goods sold for the three and nine months ended September 30, 2001. (See Note 3)

11.          Accumulated Other Comprehensive Income

The components of other comprehensive income are as follows:

	Three months ended September 30, 2001	Nine months ended September 30, 2001
Net loss	$(103,873)	$(153,528)
Unrealized gain on available-for-sale securities	1,960	1,960
Foreign currency translation loss	(106)	(89)

Total other comprehensive income	1,854	1,871

Comprehensive loss	$(102,019)	$(151,657)

There was no other comprehensive income for the three and nine months ended September 30, 2000. Accumulated other comprehensive income consists of unrealized gains or losses on available-for-sale securities, which are included in short and long-term investments in the condensed consolidated balance sheets, and cumulative translation adjustments.

12.         Recent Accounting Pronouncements

In July 2001, the FASB issued SFAS No. 141, "Business Combinations" and SFAS No. 142, "Goodwill and Other Intangible Assets". SFAS No. 141 is effective for all business combinations initiated after June 30, 2001, and for all purchase method business combinations completed after June 30, 2001. SFAS No. 141 eliminates the use of the pooling-of-interest method of accounting for business combinations. SFAS No. 142 is effective for all fiscal years beginning after December 15, 2001, and changes the accounting for goodwill from an amortization method approach to an impairment-only approach. The adoption of SFAS No. 141 is not expected to have a material impact on ONI’s financial position or results of operations. ONI is currently reviewing and assessing the impact of SFAS No. 142 on its financial position and results of operations.

In June 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations." SFAS No. 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. This statement applies to legal obligations associated with retirement of long-lived assets that result from the acquisition, construction, development or normal use of the asset. SFAS No. 143 is effective for fiscal years beginning after June 15, 2002. ONI is currently evaluating the impact of SFAS No. 143 on its financial position and results of operations.

In October 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS No. 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets. While SFAS No. 144 supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of", it retains many of the fundamental provisions of that statement. SFAS No. 144 is effective for fiscal years beginning after December 15, 2001. ONI is currently evaluating the impact of SFAS No. 144 on its financial position and results of operations.

13.         Segment Reporting

SFAS No. 131, Disclosures About Segments of an Enterprise and Related Information, establishes standards for the manner in which public companies report information about operating segments in annual and interim financial statements. It also establishes standards for related disclosures about products and services, geographic areas and major customers. The method for determining what information to report is based on the way management organizes the operating segments within a company for making operating decisions and assessing financial performances.

ONI’s chief executive officer is its chief operating decision-maker. The financial information that the chief executive officer reviews is identical to the information presented in the accompanying consolidated statements of operations. ONI has determined that it operates in a single operating segment: development and sale of optical networking equipment to communication service providers in the regional and metropolitan area markets.

ONI’s revenue is generally derived from sales of its ONLINE™ and ONWAVE™ products. ONI expects to continue selling these products in the future, and also to develop other lines of products for sale. ONI’s geographic distribution of revenues for the three and nine months ended September 30, 2001 and 2000, is as follows:

9
[RETURN TO TABLE OF CONTENTS]

	Three months ended September 30,		Nine months ended September 30,
	2001	2000	2001	2000
North America	65%	76%	77%	66%
Asia	14%	23%	12%	25%
Europe	21%	1%	11%	8%

14.         Contingencies

In March 2000, Nortel Networks filed suit against ONI in the United States District Court for the Northern District of California. The suit alleges that ONI’s products infringe five patents held by Nortel Networks, and sets forth allegations of misappropriation of trade secrets, unlawful business practices and common law unfair competition. Nortel Networks is seeking preliminary and permanent injunctions and damages against ONI in connection with these claims. In April 2000, ONI filed a motion to dismiss Nortel Networks’ claims for misappropriation of trade secrets, unlawful business practices and common law unfair competition. ONI also filed an answer and counterclaims asserting unfair business practices, tortious interference, breach of contract and seeking declarations of invalidity, unenforceability and non-infringement of the patents against Nortel Networks. On June 23, 2000, the court dismissed one of Nortel Networks’ unfair competition claims. ONI expects to incur substantial legal and other expenses in connection with the Nortel Networks litigation. In the event of an adverse ruling, ONI also could be required to pay damages to Nortel Networks. The accompanying condensed consolidated financial statements do not include any costs for damages, if any, that might result from this uncertainty.

From time-to-time ONI may be subject to other legal proceedings and claims in the ordinary course of business. ONI is not aware of any legal proceedings or claims, including the above matter that ONI believes will have, individually or in the aggregate, a material adverse effect on ONI’s business, financial condition or results of operations.

10
[RETURN TO TABLE OF CONTENTS]

Item 2.     Management’s Discussion and Analysis of Financial Condition and Results of Operations

Some of the statements contained in this discussion constitute forward-looking statements that involve substantial risks and uncertainties. In some cases, you can identify these statements by forward-looking words such as "may", "will", "should", "expect", "intend", "plan", "anticipate", "believe", "estimate" or "continue" and variations of these words or comparable words. In addition, any statements which refer to expectations, projections or other characterizations of future events or circumstances are forward-looking statements. These forward-looking statements involve known and unknown risks, uncertainties and situations that may cause our or our industry’s actual results, level of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these statements. The risk factors contained in this document, as well as any other cautionary language in this document, provide examples of risks, uncertainties and events that may cause our actual results to differ from the expectations described or implied in our forward-looking statements.

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

Overview

We develop, market and sell optical communications networking equipment specifically designed to address the bandwidth and service limitations of metropolitan and regional networks. From our inception in October 1997 through November 1999, our operating activities consisted primarily of research and development. We also formed and expanded our administrative, marketing, sales, manufacturing and customer service and support organizations and commenced sales and marketing activities. In January 2000, we released our first product, the ONLINE9000, which is designed for metropolitan markets. In June 2000, we released the ONLINE7000, which is designed to provide metropolitan service providers with a more cost-effective solution for metro access applications. In the fourth quarter of 2000, we announced the ONLINE11000, which is designed for regional markets, and we released the ONWAVE multiplexer product family that eliminates the need for traditional multiplexing equipment in the network by combining lower speed signals and multiple data formats into a single wavelength. In June 2001, we released the ONLINE2500, which is designed to enable service providers to deliver high bandwidth services to their customers’ sites at the optical edge of the metro network.

Results of Operations

Beginning in 2000, our revenue generally is derived from the sale of our ONLINE and ONWAVE products. We believe seasonality is inherent in the sales pattern of our products. Historically, the communications equipment market has experienced increased sales in the first and fourth quarter of a calendar year due in part to purchasers’ budgetary cycles. More recently the communications equipment market has experienced a sector-wide downturn. Recent reductions in capital spending by communications service providers have negatively impacted our customer order levels, shipment volumes and revenues.

In September 2001, we announced a restructuring program to re-align our business operations with the current market conditions. This program includes a worldwide reduction in force, consolidation of facilities and resizing of manufacturing levels. During the quarter ended September 30, 2001, we recorded $16.1 million for lease and related expenses associated with our exit and consolidation plans for excess facilities and the impairment of leasehold improvements and fixed assets at vacated facilities. Our estimates of the costs of consolidating our facilities included an analysis of our contractual lease commitments, non-cancelable costs of lease arrangements, and net book value of leasehold improvements for vacated facilities, partially offset by estimated potential sublease income based on available market information for commercial office space. The costs of consolidating our facilities are included in restructuring and impairment charges for the three and nine months ended September 30, 2001.

We expect to incur additional costs associated with the restructuring program for the worldwide reduction in force and costs related to a reduction in the level of our manufacturing activities in the fourth quarter of 2001.

The sector-wide downturn and recent reductions in capital spending by communications service providers have also impacted the value of certain of our assets. During the quarter ended September 30, 2001, we recorded a $36.9 million write-down of inventory that was determined to be in excess of planned requirements based on the current decline in capital spending

11
[RETURN TO TABLE OF CONTENTS]

by our customers. Inventory written down includes estimated amounts for raw materials, work-in-process and finished goods inventory that we believe we will be unable to sell as a result of current inventory levels, decreased shipping volumes and planned product transitions. The write-down of inventory value is included in cost of goods sold for the three and nine months ended September 30, 2001. We recorded a provision for doubtful accounts of $10.6 million related to receivable balances for which probability of collection is low, primarily due to the impact of the market downturn on certain customers during the quarter ended September 30, 2001. We also recorded $4.0 million in expense associated with the impairment of an equity investment, for which market and economic factors have caused future estimated cash flows to decline below original cost. The expense associated with the provision for doubtful accounts is included in general and administrative expense and the write-down of equity investment is included in other income (expense).

Revenue

Revenue was $40.2 million for the quarter ended September 30, 2001, an increase of $23.8 million from the comparable quarter in 2000 and was $153.5 million for the nine months ended September 30, 2001, an increase of $124.0 million from the same period in 2000. The increase in revenue on a year-over-year basis was primarily due to the increase in the number of revenue generating customers from 11 in the quarter ended September 30, 2000 to 20 in the quarter ended September 30, 2001 and the increase in the volume of purchases from repeat customers.

Revenue for the quarter ended September 30, 2001 decreased $28.0 million from $68.2 million for the quarter ended June 30, 2001, a decline of 41.1%. This decrease in revenue on a quarter-to-quarter basis is attributable to the recent reductions in capital spending by communications service providers that have negatively impacted our customer order levels, shipment volumes and revenues. Our revenues in future periods will continue to be largely dependent upon changes in the level of capital spending by communications service providers.

Cost of goods sold

Cost of goods sold was $62.2 million for the quarter ended September 30, 2001, which included a $36.9 million write-down of inventory. Cost of goods sold, excluding stock-based compensation and inventory write-downs, was $25.3 million for the quarter ended September 30, 2001, an increase of $14.2 million from the comparable quarter in 2000 and was $94.8 million for the nine months ended September 30, 2001, an increase of $73.9 million from the same period in 2000. The increase in cost of goods sold is primarily related to the increase in revenue on a year-over-year basis, as well as the growth in our customer service and support organization. As a percentage of revenue, cost of goods sold, excluding stock-based compensation and inventory write-downs, was 63.0% for the quarter ended September 30, 2001, a decrease from 67.9% in the comparable period in 2000, and 61.7% for the nine months ended September 30, 2001, a decrease from 70.7% in the comparable period in 2000. The reduction in cost of goods sold as a percentage of revenue is primarily attributable to production efficiencies associated with larger sales volumes and reductions in component costs.

Gross margin on product sales is dependent upon several factors, including the stage and configuration of our customers’ network deployments, sales volume, pricing, and our ability to achieve production efficiencies, including cost reduction initiatives. To date, we have achieved some production efficiencies associated with larger sales volumes and reductions in component costs. If we are unable to maintain levels of sales to continue to achieve such efficiencies in future periods, our gross margins may decline. Typically, we realize lower gross margins on initial customer deployments, which include fewer wavelengths, than on follow-on purchases where the customer is adding capacity to their network. To date, a larger portion of our revenue has been derived from initial customer deployments. We expect to continue to add new customers and support initial deployments for our existing customers such that the mix of initial deployments versus follow-on purchases may vary on a quarterly basis. In addition, we expect to develop new products in the future, which may generate higher or lower gross margins.

Research and development expense

Research and development expense, excluding stock-based compensation, was $21.7 million for the quarter ended September 30, 2001, an increase of $8.2 million from the comparable quarter in 2000, and was $58.5 million for the nine months ended September 30, 2001 an increase of $20.7 million from the same period in 2000. The increase in research and development expense is primarily due to the significant expansion of our research and development department on a year-over-year basis, particularly attributable to the increase of engineering staff supporting product technology updates and new product introductions. At September 30, 2001, we had approximately 252 research and development employees, an increase of 70 from 182 at September 30, 2000. Research and development expense for the three months ended September 30, 2001 also includes costs of approximately $3.1 million associated with the Operation Systems Modification of Intelligent Network Elements, or OSMINE, certification process. Research and development expense as a percentage of revenue was 53.9% for the quarter ended September 30, 2001, a decrease from 82.2% in the comparable period in 2000, and 38.1% for the nine months ended September 30, 2001, a decrease from 128.2% in the comparable period in 2000.

12
[RETURN TO TABLE OF CONTENTS]

Research and development is essential to our future success and these expenses may increase in absolute dollars in future periods.

Sales and marketing expense

Sales and marketing expense, excluding stock-based compensation, was $14.7 million for the quarter ended September 30, 2001, an increase of $7.6 million from the comparable quarter in 2000, and was $37.7 million for the nine months ended September 30, 2001, an increase of $21.6 million from the same period in 2000. The increase in sales and marketing expenses primarily relates to the growth in our revenue and the associated expansion of our sales force and customer service and support department on a year-over-year basis, both domestically and internationally. At September 30, 2001, we had approximately 268 sales, marketing and service employees, an increase of 179 from 89 at September 30, 2000. Sales and marketing expense as a percentage of revenue was 36.6% for the three months ended September 30, 2001, a decrease from 43.7% in the comparable period in 2000, and 24.6% for the nine months ended September 30, 2001, a decrease from 54.6% in the comparable period in 2000.

We expect sales and marketing expense in future quarters to be lower than for the quarter ended September 30, 2001, and to remain relatively flat to the extent current economic and market conditions continue.

General and administrative expense

General and administrative expense was $18.2 million for the quarter ended September 30, 2001, and included a provision for doubtful accounts of $10.6 million. General and administrative expense, excluding stock-based compensation and the provision for doubtful accounts, was $7.5 million for the quarter ended September 30, 2001, an increase of $3.2 million from the comparable quarter in 2000, and was $19.8 for the nine months ended September 30, 2001, an increase of $7.9 million from the same period in 2000. The provision for doubtful accounts of $10.6 million is comprised of reserves for trade and other receivables due from customers where it has been determined that there is a low probability of collection. Of the total $10.6 million provision for doubtful accounts, $6.4 million were associated with trade accounts receivable and $4.2 million were related to a long-term receivable included in other assets.

The increase in general and administrative expense on a year-over-year basis also reflects the expansion in infrastructure to support our growth, including the expansion into our new corporate facilities. At September 30, 2001, we had approximately 106 general and administrative employees, an increase of 29 from 77 at September 30, 2000. General and administrative expense, excluding stock-based compensation and provision for doubtful accounts, was 18.7% as a percentage of revenue for the three months ended September 30, 2001, a decrease from 26.6% in the comparable period in 2000, and 12.9% for the nine months ended September 30, 2001, a decrease from 40.3% in the comparable period in 2000.

We expect general and administrative expense in future quarters to be lower than for the quarter ended September 30, 2001, and to remain relatively flat to the extent current economic and market conditions continue.

Amortization of deferred stock compensation

Amortization of deferred stock compensation was $7.8 million for the quarter ended September 30, 2001, a decrease of $10.2 million from the comparable quarter in 2000, and was $29.3 million for the nine months ended September 30, 2001, a decrease of $20.7 million from the same period in 2000. Deferred stock compensation is being amortized on an accelerated basis over the vesting period, generally four years, consistent with the method described in Financial Accounting Standards Board, or FASB, Interpretation No. 28. Accordingly, we expect the amortization of deferred stock compensation to continue to decline in future quarters. From inception through September 30, 2001, we have amortized a total of $110.5 million of deferred stock compensation, leaving an unamortized balance of $28.1 million as of September 30, 2001.

Amortization of goodwill and intangibles

Amortization of goodwill and intangibles was $2.4 million for the quarter ended September 30, 2001, an increase of $1.5 million from the comparable quarter in 2000, and was $6.4 million for the nine months ended September 30, 2001, an increase of $3.6 million from the same period in 2000. We recorded goodwill of $0.8 million and intangibles of $17.3 million in relation to the acquisition of certain assets and technology from Finisar Corporation on February 28, 2001. In accordance with the terms of the acquisition agreement we made an additional cash payment of $5.0 million in the quarter ended June 30, 2001 upon delivery and acceptance of a first mutually agreed deliverable. In the quarter ended September 30, 2001, we paid $4.3 million upon delivery and acceptance of a second mutually agreed deliverable. This payment included $129,000 related to purchase of fixed assets, which has been capitalized as fixed assets. These payments, excluding amounts paid for the purchase of fixed assets, were capitalized as additional goodwill. Subsequent to September 30, 2001, we paid $3.5 million upon delivery and acceptance of the

13
[RETURN TO TABLE OF CONTENTS]

third mutually agreed deliverable. The remaining cash payments of up to $10 million will be contingent upon the timely delivery and acceptance of certain mutually agreed deliverables, which is expected to occur in the first half of 2002. These payments will be capitalized as additional goodwill at the time of payment. Goodwill and intangibles were initially being amortized over a period not exceeding three years. In accordance with FASB Statement No. 142, goodwill will no longer be amortized subsequent to December 31, 2001. We will evaluate the carrying value of the goodwill on an annual basis for impairment. To the extent required under the provisions of SFAS No. 142, and if the carrying value of goodwill exceeds the fair value, we will adjust the carrying value to fair value and record the impairment in the period.

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

Other income (expense), net

Other income (expense), net includes interest income earned from cash, cash equivalents and marketable securities balances, interest expense on our 5% subordinated convertible notes, and a $4.0 million write-down of an investment. We evaluate long-lived assets to consider whether changes in events or circumstances may indicate that we may not be able to recover the carrying value of such assets. During the quarter ended September 30, 2001, the estimated recoverable value of an investment was determined to have permanently declined below its carrying value. The recoverable value is estimated based on our expected future cash flow from our investment. As a result, we recorded an impairment of that investment of $4.0 million, which is included in other income (expense) in the three and nine months ended September 30, 2001.

Excluding the investment write-down, other income, net was $3.1 million for the quarter ended September 30, 2001, a decrease of $0.4 million from the comparable quarter in 2000. The decrease is primarily a result of decreased interest earned due to lower average cash balances and lower interest rates. Other income, net was $15.4 million for the nine months ended September 30, 2001, an increase of $9.6 million from the same period in 2000. The increase was primarily due to the interest earned on the net cash proceeds received in connection with the completion of our initial public equity offering in June 2000 and our follow-on public equity and debt offerings in October 2000, partially offset by interest expense incurred on our 5% subordinated convertible notes. As of September 30, 2001, our cash is invested in money market funds and short to intermediate term marketable securities that currently earn an average rate of return of approximately 4.1%. Further interest rate reductions by the Federal Reserve would negatively impact the level of interest income earned on these investments.

Liquidity and Capital Resources

At September 30, 2001, our principal source of liquidity was our cash, cash equivalents and short-term investments of $390.4 million. At September 30, 2001, we also had $294.3 million of investments in marketable securities that have been classified as long-term investments on our balance sheet based on scheduled maturities of greater than 12 months from balance sheet date.

We used $90.5 million in cash in operating activities in the nine months ended September 30, 2001, a decrease of $2.6 million from the $93.1 million used in the nine months ended September 30, 2000. Cash used in operating activities for the nine months ended September 30, 2001 was primarily due to the net loss of $153.5 million and the net increase in operating assets and liabilities of $68.2 million, partially offset by depreciation and amortization of $26.1 million, amortization of deferred stock compensation of $29.3 million, restructuring and impairment charges of $16.1 million, provision for doubtful accounts of $10.6 million, write down of inventory of $36.9 million, impairment of asset of $4.0 million and in-process research and development of $8.2 million. Cash used in operating activities for the nine months ended September 30, 2000 was primarily due to the net loss of $108.6 million and the net increase in operating assets and liabilities of $48.4 million offset by depreciation and amortization of $8.8 million, amortization of deferred stock compensation of $50.1 million and common stock warrant expense of $4.5 million.

As part of our cash management strategy we invested some of our cash and cash equivalents in short to intermediate term marketable securities. As a result we used $432.4 million of cash in investing activities in the nine months ended September 30, 2001, an increase of $393.3 million from the $39.0 million used in the nine months ended September 30, 2000. The increase was

14
[RETURN TO TABLE OF CONTENTS]

primarily related to the investment of $448.7 million in marketable securities, net of proceeds of $112.0 million from sales and maturities of marketable securities, an increase in purchases of property and equipment of $42.3 million and a total of $14.2 million in payments to Finisar Corporation for the purchase of technology.

We generated $16.4 million in cash from financing activities in the nine months ended September 30, 2001, a decrease of $232.7 million from the $249.1 million generated in the nine months ended September 30, 2000. The decrease was primarily related to the proceeds of $22.0 million from the issuance of preferred stock in the nine months ended September 30, 2000 and the proceeds of $212.1 million from our initial public offering in June 2000. The $16.4 million in cash from financing activities in the nine months ended September 30, 2001 was related primarily to proceeds from the exercise of stock options and repayment of shareholder loans.

At September 30, 2001, cash and cash equivalents totaled $346.1 million, a decrease of $506.3 million from the balance of $852.4 million at December 31, 2000. The decrease was primarily due to our cash management strategy, under which we invested $336.7 million of our cash and cash equivalents in marketable securities. In addition we used $90.5 million in operating activities, purchased property and equipment of $81.5 million and paid $14.2 million to Finisar for the purchase of technology, offset by cash provided by financing activities of $16.4 million.

In February 2001, we acquired technology and other assets associated with Finisar Corporation’s Opticity product line for approximately $51.3 million, comprised of up to $30 million in cash and $21.3 million of our common stock. At closing, we paid $5 million in cash and issued 488,624 shares of common stock to Finisar. In accordance with the terms of the acquisition agreement we made an additional cash payment of $5 million in the quarter ended June 30, 2001, upon delivery and acceptance of a first mutually agreed deliverable. During the quarter ended September 30, 2001, we paid an additional $4.3 million upon delivery and acceptance of a second mutually agreed deliverable and in October 2001, we paid $3.5 million upon delivery and acceptance of the third mutually agreed deliverable. The remaining cash payments of up to $10 million are contingent upon the timely delivery and acceptance of certain mutually agreed deliverables, which are expected to be completed during the first half of 2002.

As part of our restructuring program, we announced plans for a worldwide reduction in workforce, consolidations of facilities, and resizing of manufacturing levels and capital expenditures. We expect that these plans will allow us to preserve cash flows in certain business operations while continuing to devote capital resources to continue our research and development activities, to develop our sales, marketing and customer service and support organizations, to support our information systems requirements and for other general corporate activities. We believe that our current cash balances will be sufficient to fund our operations for at least the next 12 months.

Subsequent to September 30, 2001, we implemented a worldwide reduction in workforce as part of our restructuring program. We reduced our worldwide workforce by approximately 16%. We expect that these actions will result in a reduction in salaries and related expenses of approximately $4.0 million on a quarterly basis to the extent we maintain our workforce at the reduced levels.

Factors that May Affect Future Results

We have a history of losses, expect to continue to incur additional losses, and may never achieve profitability.

Through September 30, 2001, we incurred cumulative losses of $346.0 million, and we expect to continue to incur losses in the future. If we do not become profitable, the value of our stock will decrease. We have large fixed expenses associated with sales and marketing, research and development, manufacturing, and general and administrative activities. In February 2000, we began to ship our first product, and our revenue to date has been limited. In order for us to become profitable, we will need to generate and sustain higher revenue while maintaining reasonable cost and expense levels. A delay in generating or recognizing revenue could cause significant variations in our operating results from quarter to quarter and annually and could result in substantial operating losses.

Our limited operating history, together with current economic uncertainty, makes forecasting our future revenue and operating results difficult.

We commenced business as an independent company in December 1997. We announced general availability and commenced sales of our first products in 2000. Consequently, we have a limited history upon which we can rely in planning and making the critical decisions that will affect our future operating results. In addition, current economic uncertainty adds to the difficulty of making decisions in the immediate future regarding resource allocations for research and development and marketing and sales over the next several quarters. If our predictions about the best use of our resources turn out to be inaccurate, we may not make the best use of our resources and we may forego better opportunities.

15
[RETURN TO TABLE OF CONTENTS]

Since our quarterly revenue and operating results are difficult to predict and may fluctuate significantly from quarter to quarter, it is likely that in some future quarters, our operating results may be below the expectations of market analysts and investors. This could lead the trading price of our common stock to fall.

Current unfavorable economic and market conditions could cause our existing and potential customers to delay or forgo purchases of our products.

As a result of current unfavorable economic and market conditions, many service providers, including our existing and potential customers, have reduced their capital spending on communications equipment, including optical networking equipment. If these economic and market conditions persist for an extended period or worsen, our customers and potential customers may decide to delay or to forgo the purchase of our products. These decisions could harm our revenue, results of operations and financial condition.

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

Any failure of our future products to achieve market acceptance could harm our business and financial results. The market in which we compete is characterized by more rapid technological change than most, because it is newly emerging. As a result, we expect there will be frequent new product introductions, changes in customer requirements and evolving industry standards. Therefore, we are currently developing new products and features for existing products and have devoted and expect to continue to devote significant engineering and financial resources to the development and marketing of these new products and features. Unexpected technical challenges could prevent us from successfully developing new products and features in a timely manner or at all. In addition, new products and features could be more costly to develop and test than we anticipate. Even if we are able to develop and introduce new products and features, they may not achieve market acceptance if they do not offer performance desired by customers or if competitors develop products that customers prefer.

We expect that substantially all of our revenue will be generated from a small number of customers, and our revenue will not grow if we do not sell products to them in large numbers and if we do not add customers.

We expect that substantially all of our revenue will depend on sales of our products to a small number of customers and that our revenue will only grow if these customers purchase substantial quantities of our products. As of September 30, 2001, we had twenty-seven customers. Most of these customers are not contractually committed to purchase any minimum quantities of our products. If these customers or future customers do not purchase large quantities of our products for any reason, our ability to succeed would be harmed. The decision to purchase substantial quantities of our products will depend, in part, on our customers' and potential customers' desire and ability to introduce or expand commercial services. We cannot be sure that any customer will introduce or expand commercial services utilizing our products on a timely basis, if at all. Any delay in introducing, or failure to introduce, these services would seriously harm our revenue, results of operations and financial condition.

In addition, if we fail to attract new customers, our growth will be limited. Specifically, we believe that our long-term success depends significantly on decisions by incumbent local exchange carriers in the United States, the former regional bell operating companies, to purchase substantial quantities of our products.

We face intense competition that could prevent us from growing and becoming profitable.

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

16
[RETURN TO TABLE OF CONTENTS]

Some of our current and potential competitors are large public companies that have longer operating histories, significantly greater financial, technical and marketing resources, wider customer relationships and a broader product line than we do. Consequently, these competitors are able to devote greater resources to the development, promotion, sale and support of their products. These large public companies are better positioned than we are to acquire companies and new technologies that may displace our products or make them obsolete. Any of these acquisitions could give the acquiring competitor a strategic advantage. In addition, a number of start-up companies are rapidly developing competing technologies in an attempt to market products to communication service providers.

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

We market and sell our products in the United States and internationally. We intend to expand our international operations and to enter new international markets. This expansion will require significant management attention and financial resources. We may not be able to maintain or increase international market demand for our products.

We have limited experience in marketing and distributing our products internationally. International operations are subject to inherent risks, including:

lower margin sales, especially in Asia, resulting from customers making purchasing decisions based primarily on price rather than functionality;

longer accounts receivable payment cycles and difficulties in collecting accounts receivable;

difficulties and costs of staffing and managing foreign operations; and

certification requirements with which we may be unfamiliar.

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

We provide forecasts of our demand to our contract manufacturers and component vendors up to six months prior to scheduled delivery of products to our customers. If we overestimate our requirements, we may have excess inventory, which could increase our costs, result in cancellation penalties and harm our relationships with our contract manufacturers and component vendors due to reduced future orders. If we underestimate our requirements, we may have an inadequate inventory of

17
[RETURN TO TABLE OF CONTENTS]

components and optical assemblies. Inadequate inventory could interrupt manufacturing of our products and result in delays in shipments. In addition, lead times for materials and components that we order are long and depend on factors such as the procedures of, or contract terms with, a specific supplier and demand for each component at a given time. In the case of some optical components in short supply, component suppliers have imposed strict allocations that limit the number of these components they will supply to a given customer in a specified time period. These suppliers may choose to increase allocations to larger, more established companies, which could reduce our allocations and harm our ability to manufacture our products.

Due to the long sales cycle for our products, the timing of revenue is difficult to predict and may cause our operating results to fluctuate unexpectedly.

The sales cycle for our products is lengthy; it may extend for six months or more. The length of our sales cycle may cause our revenue and operating results to vary unexpectedly from quarter to quarter. A customer’s decision to purchase our products involves a significant commitment of its resources and a lengthy evaluation and product qualification process. Consequently, we may incur substantial expenses and devote senior management attention to potential relationships that never materialize, in which event our investments will largely be lost and we may miss other opportunities. In addition, our lengthy sales cycle makes it difficult to predict the quarter in which we may recognize revenue from any sale.

If we lose key personnel, we may be unable to manage our business.

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

If our products do not operate properly with other equipment in our customers’ networks, we may suffer product installations delays, order cancellations or product returns, and our reputation could be harmed.

Our products are designed to interoperate with our customers’ existing networks, each of which has its own specifications, is based on various industry standards and contain multiple generations of products from many vendors. If interoperability problems occur, they may cause us to incur warranty, support and repair costs, divert the attention of our engineering personnel from our product development efforts and suffer customer relations problems whether or not these problems are due to our products.

In order to sell our products to incumbent local exchange carriers in the United States, which we believe is crucial for our long term success, Telcordia Technologies, Inc. must certify that each of our products have successfully completed the Operations Systems Modification of Intelligent Network Elements, or OSMINE, process. This process ensures interoperability of network solutions and operations support systems for these carriers. If our products are not certified as having successfully completed the OSMINE process or if certification is delayed, we will not be able to sell our products to these carriers.

Our products may have defects that we find only after full deployment in complex networks, which could seriously harm our business.

Our products are technically advanced and highly complex, and it is common for complex hardware and software to have defects, which are difficult to detect. Our current and any future products or releases can only be fully tested when deployed for an extended period of time as part of networks that include equipment from other vendors. Consequently, our customers may discover defects in our hardware or software after deployment. This could lead to dissatisfied customers or diversion of resources to repair these defects.

18
[RETURN TO TABLE OF CONTENTS]

Our products may become obsolete if we do not quickly meet industry standards that may emerge.

Our success depends in part on both the adoption of industry standards for new technologies in our market and our products’ compliance with industry standards. To date, no industry standard for our products has been adopted. The absence of an industry standard may prevent market acceptance of our products if potential customers delay purchases of new equipment until standards are adopted. In addition, if our products cannot support an industry standard, potential customers may not choose our products. As a result, we may incur significant losses due to lack of customer demand, excess inventory and diversion of our engineers from product development efforts.

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

Necessary licenses for third-party technology may not be available to us or may be very expensive.

In the future, we may be required to license from third parties technology that is used in our products or is required to develop new products or product enhancements. While we have been able to license third-party technology to date, in the future third-party licenses may not be available to us on commercially reasonable terms or at all. Third parties who hold exclusive rights to technology that we seek to license may include our competitors. If we are unable to obtain any necessary third-party licenses, we would be required to redesign our product or obtain substitute technology, which may perform less well, be of lower quality or be more costly.

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

In the future, we may need to raise additional capital in order to develop new services or products, or to acquire complementary services, businesses or technologies. Product development and acquisition activities are particularly capital-intensive in our industry. Additional financing may not be available on terms favorable to us, or at all. If we issue additional

19
[RETURN TO TABLE OF CONTENTS]

equity securities, stockholders may experience additional dilution or the new equity securities may have rights, preferences or privileges senior to those of the then-existing holders of common stock.

Acquisitions could disrupt our business and harm our financial condition.

We intend to acquire or invest in complementary businesses, products and technologies. We may not successfully integrate any businesses, products, technologies or personnel that we might acquire and, as a result, our operating results could suffer. Any acquisitions or investments could lead to:

stock issuances that would reduce our current stockholders’ percentage ownership;

debt that will give rise to interest charges and may impose material restrictions on the manner in which we operate our business;

responsibility for unanticipated liabilities;

amortization expenses related to goodwill and other intangible assets;

large and immediate write-offs;

problems combining the purchased operations, technologies or products with ours;

unanticipated costs;

diversion of management’s attention from our core business;

adverse effects on existing relationships with suppliers and customers;

risks associated with entering markets in which we have limited prior experience; and

potential loss of key employees, particularly those of the acquired organizations.

Our ability to conduct business could be impacted by a variety of factors such as earthquakes, fires, terrorist activities and other unpredictable events.

Unpredictable events that are beyond our control could impact our ability to conduct our business operations. For example, the recent terrorist attacks in the United States and the aftermath of those attacks may affect our business opportunities and our ability to conduct our business. It is possible that a decrease in business and consumer confidence in the economy and the stability of financial markets may lead to delays or reductions in capital expenditures by our customers and potential customers. In addition, further disruptions of the air transport system in the United States and abroad may negatively impact our ability to deliver products to customers, visit potential customers, to provide support and service to our existing customers and to obtain components in a timely fashion.

Insiders may be able to delay or prevent a change in corporate control, which could prevent you from realizing a premium over the market price of our common stock.

As of September 30, 2001, our executive officers, directors and entities affiliated with them beneficially owned approximately 14.1% of our outstanding common stock. These stockholders, if acting together, may be able to influence matters requiring approval by our stockholders, including the election of directors and the approval of mergers or other business combination transactions.

This ability to exercise influence over all matters requiring stockholder approval could prevent or significantly delay another company or person from acquiring or merging with us. As a result, offers to acquire ONI Systems that represent a premium over the available market price of our common stock may be withdrawn or otherwise fail to be realized.

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

20
[RETURN TO TABLE OF CONTENTS]

We have experienced and expect to continue to experience volatility in our stock price which makes an investment in our stock more risky and litigation more likely.

The market price of our common stock has fluctuated significantly in the past and may fluctuate significantly in the future in response to a number of factors, some of which are beyond our control, including:

changes in financial estimates by securities analysts;

changes in market valuations of communications and Internet infrastructure-related companies;

announcements, by us or our competitors, of new products or of significant acquisitions, strategic partnerships or joint ventures;

volume fluctuations, which are particularly common among highly volatile securities of Internet-related companies; and

volatility of stock markets, particularly the Nasdaq National Market on which our common stock is listed.

Following periods of volatility in the market price of a company’s securities, securities class action litigation has often been instituted against that company. We are currently named in securities class action lawsuits. The complaints in these lawsuits allege that the some of the underwriters who participated in our initial public offering received undisclosed fees or benefits and entered into undisclosed arrangements to inflate the market price of our common stock. See Part II - Item 1, Legal Proceedings. The current lawsuits and any future litigation, if instituted, could result in substantial costs and a diversion of management’s attention.

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

authorizing the issuance of preferred stock without stockholder approval;

providing for a classified board of directors with staggered, three-year terms;

prohibiting cumulative voting in the election of directors;

prohibiting stockholders from calling stockholders meetings; and

prohibiting stockholder actions by written consent.

These provisions and other provisions of Delaware law could make it more difficult for a third party to acquire us, even if doing so would benefit our stockholders. As a result, offers to acquire ONI Systems that represent a premium over the available market price of our common stock may be withdrawn or otherwise fail to be realized.

21
[RETURN TO TABLE OF CONTENTS]

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Interest rate sensitivity

We do not currently use derivative financial instruments for speculative trading or hedging purposes. Our cash and cash equivalents consist primarily of money market funds, which are not subject to interest rate risk as the interest paid fluctuates with the prevailing market rate. Our marketable securities consist primarily of high-grade municipal and government debt securities. These securities may be subject to market risk due to market interest rate fluctuations. This means that a change in prevailing interest rates may cause the value of the investment to fluctuate. Although we invest in relatively short-term securities, an increase in interest rates could negatively affect the value of our fixed income securities. Our subordinated convertible notes were issued at a fixed interest rate and therefore do not expose us to the risk of earnings or cash flow loss due to changes in market interest rates.

Exchange rate sensitivity

Currently, substantially all of our sales and expenses are denominated in United States Dollars. Therefore, we have had no material exposure to foreign currency rate fluctuation and have not engaged in any foreign exchange hedging activities to date. With the expansion of our international sales and service organization we do expect to conduct a more significant number of transactions in foreign currencies in the future, so we may engage in foreign exchange hedging activities at that time.

Part II. Other Information

Item 1. Legal Proceedings.

In March 2000, Nortel Networks filed suit against us in the United States District Court for the Northern District of California. This suit is described on page 13 of our Annual Report on Form 10-K for the fiscal year ended December 31, 2000.

Beginning in August 2001, a number of substantially identical class action complaints alleging violations of the federal securities laws were filed in the United States District Court for the Southern District of New York. These complaints name ONI Systems, Hugh C. Martin, our chairman, president and chief executive officer; Chris A. Davis, our former executive vice president, chief financial and administrative officer, and certain underwriters of the Company’s initial public offering as defendants. The complaints have since been consolidated into a single action. The complaints allege, among other things, that these underwriters violated the securities laws by failing to disclose alleged compensation arrangements (such as undisclosed commissions or stock stabilization practices) in the initial public offering’s registration statement. The Company and these officers are named in the complaints pursuant to Section 11 of the Securities Act of 1933, and one of the complaints includes a claim against the Company and these officers under Section 10(b) of the Securities Exchange Act of 1934. No specific amount of damages has been claimed. Similar complaints have been filed against more than 180 other issuers that have had initial public offerings since 1998, and all of these actions have been included in a single coordinated proceeding. We intend to defend these actions vigorously. However, due to the inherent uncertainties of litigation, we cannot accurately predict the ultimate outcome of the litigation. Any unfavorable outcome of this litigation could have a negative impact on our business, financial condition and results of operations.

Item 2. Changes in Securities and Use of Proceeds.

          (a) Changes in Securities

 We have filed a Tender Offer Statement on Schedule TO with the Securities and Exchange Commission. Under the terms of this Tender Offer Statement, we are offering some of our employees the right to exchange their options for new options with a new exercise price. See Part II - Item 5, Other Information.

          (b) Use of Proceeds

On May 31, 2000, in connection with our initial public offering, a Registration Statement on Form S-1 (No. 333-32104) was declared effective by the Securities and Exchange Commission. The net proceeds of our initial public offering were approximately $212.1 million. As of June 30, 2001, we had used $174.7 million of the net proceeds from the initial public offering. In the third quarter of 2001, we used the remaining $37.4 million of the net proceeds for working capital, capital expenditures and other general corporate purposes, including sales and marketing, customer support, research and development, expansion of our operation and administrative infrastructure, and the leasing of additional facilities.

22
[RETURN TO TABLE OF CONTENTS]

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Submission of Matters to a Vote of Security Holders.

None

Item 5. Other Information.

On October 19, 2001, we filed a Tender Offer Statement on Schedule TO with the Securities and Exchange Commission. Under the terms of this Tender Offer Statement, we are offering our employees in the United States and Canada the right to exchange outstanding options to purchase shares of our common stock having an exercise price greater than or equal to $6.00 per share for new nonqualified stock options with a new exercise price. Our directors and executive officers (within the meaning of Rule 16a-1(f) promulgated under the Securities Exchange Act of 1934, as amended) as well as our independent contractors, advisory board members and other non-employees are not eligible to participate in the exchange program. New options will be granted on the date of the first meeting of our compensation committee held more than six months and one day after the date we cancel the options accepted for exchange.

Item 6. Exhibits and Reports on Form 8-K.

(a)	Exhibits. The following exhibits are filed as part of this Form 10-Q:

10.01 Stock Bonus Agreement with Ken Burckhardt

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

23
[RETURN TO TABLE OF CONTENTS]

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 13, 2001

ONI SYSTEMS CORP.

By:	/s/ Hugh C. Martin
Hugh C. Martin
President, Chief Executive Officer
and Chairman of the Board of Directors

By:	/s/ Ken Burckhardt
Ken Burckhardt
Vice President Finance and Interim
Chief Financial Officer
24
[RETURN TO TABLE OF CONTENTS]