Form 10-K
period 2001-12-31
ONI SYSTEMS CORP
filed 2002-03-19
CIK 1107067

________________________________________________________________________________

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2001 or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

Commission File Number 000-30633

ONI SYSTEMS CORP.

(Exact name of registrant as specified in its charter)

Delaware (State of Incorporation)	77046-9657 (IRS Employer Identification No.)

5965 Silver Creek Valley Road, San Jose, CA 95138

(Address of Principal Executive Offices, including zip code)

(408) 965-2600

(Registrant’s Telephone Number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

None

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, $0.0001 par value

      Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

      As of March 11, 2002, the aggregate market value of the shares of common stock held by non-affiliates of the Registrant (based on the average bid and asked prices of our common stock as quoted by the Nasdaq National Market on that date), was approximately $892,199,171.

      As of March 1, 2002, there were 141,554,944 shares of the Registrant’s common stock, $0.0001 par value, outstanding. This is the only outstanding class of common stock of the Registrant.

DOCUMENTS INCORPORATED BY REFERENCE

None

FISCAL 2001 FORM 10-K

ONI SYSTEMS CORP.

CAUTION REGARDING FORWARD-LOOKING STATEMENTS

      Some of the statements contained in this report constitute forward-looking statements that involve substantial risks and uncertainties. In some cases, you can identify these statements by forward-looking words such as “may”, “will”, “should”, “expect”, “plan”, “anticipate”, “believe”, “estimate” or “continue” and variations of these words or comparable words. In addition, any statements which refer to expectations, projections or other characterizations of future events or circumstances are forward-looking statements. Our Management’s Discussion and Analysis of Financial Condition and Results of Operations contains many such forward-looking statements. These forward-looking statements involve known and unknown risks, uncertainties and situations that may cause our or our industry’s actual results, level of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these statements. The risk factors contained in this report, as well as any other cautionary language in this report, provide examples of risks, uncertainties and events that may cause our actual results to differ from the expectations described or implied in our forward-looking statements.

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

PART I

ITEM 1. BUSINESS

Corporate Background

      We develop, market and sell optical communications networking equipment specifically designed to address the bandwidth and service limitations of metropolitan area and regional networks. Communication service providers can cost-effectively deploy our products to relieve the traffic bottleneck in these networks and offer new revenue-generating services including wavelength, private line, ethernet and data storage services. By deploying our equipment, service providers can rapidly build high-capacity, flexible and scalable networks that are able to support multiple services on a single platform from their central offices at the core of their networks to their customers’ sites at the edge of their networks. In addition, our equipment can be introduced into a network without requiring complete replacement of the existing network infrastructure.

      We were incorporated in California on October 20, 1997 as Optical Networks, Incorporated. In April 2000, we reincorporated in Delaware and changed our name to ONI Systems Corp. In June 2000, we completed our initial public offering. Our principal executive offices are located at 5965 Silver Creek Valley Road, San Jose, California 95138. Our telephone number is (408) 965-2600. When we refer to “we”, “ONI” or “ONI Systems” in this Annual Report on Form 10-K, we mean the current Delaware corporation (ONI Systems Corp.), its California predecessor and all of our subsidiaries.

      The matters discussed in this section should be read in conjunction with the consolidated financial statements provided under Part II, Item 8 of this Annual Report on Form 10-K.

Recent Events

      On February 17, 2002, we entered into a definitive Agreement and Plan of Merger with CIENA Corporation, a Delaware corporation. According to the Agreement and Plan of Merger, effective on and as of the closing date, which has not yet been determined, we will merge with and into CIENA, with CIENA surviving the merger. The proposed transaction remains subject to a number of contingencies, including approval of the stockholders of both ONI Systems and CIENA, receipt of regulatory approvals and other customary closing conditions. The date of our stockholder meeting has not yet been determined. In anticipation of the stockholder meeting, our board of directors intends to solicit proxies by circulating a proxy statement that will be contained in a registration statement on Form S-4 to be filed by CIENA under the Securities Act of 1933, as amended. The proposed merger is intended to qualify as a tax-free reorganization and will be accounted for under the purchase method of accounting.

      Upon consummation of the merger, CIENA will issue 0.7104 shares of its common stock for each outstanding share of our common stock and will convert all outstanding ONI Systems options and warrants into options and warrants to purchase shares of CIENA common stock. CIENA will assume our outstanding 5% convertible subordinated notes due 2005.

      When and if the proposed transaction is completed, based on securities outstanding on February 17, 2002, the former holders of our common stock, options and warrants will hold securities representing approximately 24% of the combined company’s total outstanding common stock, options and warrants.

      In conjunction with the execution of the Agreement and Plan of Merger, various executive officers and directors of ONI Systems executed voting agreements under which they agreed to vote their shares of ONI Systems common stock, collectively constituting approximately 11.5% of our outstanding common stock as of February 17, 2002, in favor of the merger and against any proposal made in opposition to or in competition with the merger.

Industry Background

     Increased demand for network capacity and need for network evolution

      Over the last five years, rapid growth in the popularity of the Internet and in the number of Internet-based applications and services fueled dramatic growth in the volume of data traffic. This growth led to increased demand for capacity in the public communications network. This capacity is usually measured in bits of data per second and is commonly known as bandwidth. As new bandwidth-intensive services are introduced and gain commercial acceptance, additional network bandwidth and optical infrastructure will be required.

      Following deregulation of the telecommunications industry, entrepreneurs created new telecommunications service providers to address this need for additional bandwidth. These emerging competitive service providers sought to build completely new next generation optical networks to provide access to bandwidth and services to their customers. In order to meet these same customer requirements, we believe that large established service providers must also increase capacity and seek to introduce new services. However, they must add next generation equipment without disruption to their existing network infrastructure. These established service providers require solutions that increase network efficiency, lead to lower operational expenses, and provide the ability to manage and operate new equipment using their existing operations support systems.

      Building new networks or upgrading existing networks with next generation optical equipment requires substantial capital investment, but in recent periods the ability of telecommunications service providers to obtain new funds from the capital markets has been significantly restricted. As a result, both emerging competitive and established service providers are scaling back or delaying plans to expand or upgrade their networks until they have specific customer demand or contracts to support. This has resulted in a significant industry-wide downturn in the communications networking equipment market. The emerging competitive service providers, who often lack the financial resources and consistent revenue streams of established service providers, have been especially impacted by the lack of available financing. Many of these service providers have gone or will go out of business.

     Evolution of optical networking

      The existing communications network infrastructure was designed and built to carry voice calls, based on standards such as the synchronous optical networking standard, or SONET, in North America and synchronous digital hierarchy, or SDH, in the rest of the world. The rapid adoption of the Internet and the resulting growth of data traffic continues to drive service providers toward deploying equipment and networks designed, built and optimized for both data and voice traffic. Given the scope of existing and projected Internet traffic, many emerging and established communication service providers are designing and installing networks based on optical technology, which generally enables greater capacity and higher transmission speed.

      Optical networking technology transmits data and voice using pulses of light over optical fiber, rather than pulses of electricity over copper wires. Advances in optical technology allow transmission of multiple signals on a single strand of optical fiber, each signal using a different wavelength of light.

      The current communications network infrastructure can be divided into four major segments — long-haul, metro core, metro access and enterprise networks. To satisfy the technical, pricing and performance needs of service providers, we believe that optical networking equipment must be specifically designed for each of these segments.

      Long-haul networks. Long-haul networks connect the communications networks of metropolitan areas around the world with each other. Ultra-long haul networks move large amounts of data and voice traffic point-to-point over distances of greater than 2,000 kilometers, and regional networks move similarly large amounts of data and voice traffic between metropolitan areas separated by relatively shorter distances of 500 to 2,000 kilometers. The focus of companies designing long-haul equipment has historically been to provide as much bandwidth as possible between any two points on these networks.

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

      Metro access networks. Metro access networks connect end-users such as enterprises and individuals to the metro core network. These networks include the point at which traffic enters and exits the public communications network, which is also referred to as the edge of the metro network. Metro access networks are complex because they must manage a wide variety of services to meet the rapidly changing needs of end-users. Today, fiber optic cables are being deployed to provide high-bandwidth access to more and more enterprises. Various types of data services such as ethernet and storage services can be provided to enterprises, along with traditional voice services, using fiber-based metro access networks.

      Enterprise networks. Enterprise networks provide data and voice connections among end-users within a building or group of buildings. These networks also connect end-users to the public communications network infrastructure.

     Metro network challenges

      Optical technologies were first deployed in long-haul networks, where the capacity constraints of the existing infrastructure were first encountered and the simple architecture and homogeneous traffic made it technically feasible and cost effective. Since deregulation of the telecommunications industry, emerging competitive service providers sought to rapidly build networks across long haul areas as well as metro areas, utilizing many kinds of optical communication technologies. However, optical solutions specifically designed to address the challenges faced by metro core and metro access networks have only recently become available at the performance and price levels that make them appealing to service providers.

      As a result, we believe that the transmission capacity and speed in the metro portion of the network over the last several years grew at a smaller fraction of the growth rate seen in long-haul and enterprise networks. This has created a need for higher bandwidth in metro networks. In addition, without equipment specifically designed for the challenges of metro networks, service providers have not been able to efficiently offer a broad range of services to their customers on a single platform. Since metro networks provide the connection between inter-office facilities and between the enterprise end-user and the rest of the network, equipment designed to meet the requirements of metro networks must also provide support for multiple service types including voice, data, and storage. Design and installation of metro networks pose additional challenges for large established service providers because any additions to their networks require compatibility with their existing management systems and integration with their current infrastructure, which is based largely on SONET/ SDH technologies and products.

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

      Our products provide the following benefits to communication service providers:

      Multi-service capability. Our equipment and interfaces support multiple service offerings. As a result, a service provider using our solution can provide a changing mix of services as customer needs evolve, without deploying dedicated equipment for each service. Our solution is compatible and integrated with SONET/ SDH, providing service providers with an evolutionary upgrade path. Our products are also designed for efficient transmission of high-speed data traffic and delivery of emerging services, while supporting voice services. For example, multiple services, including services based on SONET/ SDH, gigabit ethernet, fibre channel and ESCON, are supported on the same platform by our equipment and interfaces.

      Manageability and flexibility. As network complexity increases, service providers require software and systems that allow easy end-to-end service management. Our products combine a network operating system, management software and inter-network communications protocols to enable:

•	real-time control of optical layer parameters, including power, amplifier gain and data rate;

•	real-time surveillance of network performance on each channel;

•	interoperability with third-party management software and data routing and switching equipment; and

•	point-and-click activation of services and equipment.

      Cost effectiveness and scalability. Our solution is designed to scale efficiently as demand for bandwidth and new services increases. Our products lower service providers’ equipment acquisition and network operating costs by reducing the amount of equipment required, and by allowing them to install their equipment incrementally in a pay-as-you-grow fashion without sacrificing their existing infrastructure investments. In addition, our solution requires less space in service providers’ facilities because our products are designed to handle current networking standards and can readily be upgraded to handle emerging services without the deployment of additional equipment.

      Low cost access. Our solution includes technology adapted specifically for building access networks that connect enterprises to the network and supports multiple services including voice, data and storage.

      Rapid and efficient service restoration. Survivability is a key factor for all networking services. Our products provide multiple options for restoration of service within SONET/ SDH standard of 50 milliseconds, without the need to dedicate bandwidth for restoration by carrying duplicated traffic, as is required by typical SONET/ SDH-based equipment. Since our products do not require carrying duplicated traffic, communication service providers can utilize their existing fiber more efficiently by placing more traffic on each fiber route.

      Sophisticated optical architecture. Rather than processing network signals by converting incoming optical signals to electrical form, processing them and converting them back to optical form, our product architecture supports the following functions in an optical manner:

•	combination and separation of multiple optical channels;

•	per channel and grouped wavelength routing;

•	real-time flexible adding or dropping of optical channels;

•	switching and routing around optical fiber failure or equipment failure;

•	signal amplification; and

•	supervisory data channels for network management and monitoring of network performance.

      Integration with SONET/ SDH. Our products are designed to support capabilities for multiplexing, grooming, and add-drop of SONET/ SDH format signals in an integrated fashion within our platform and for easy integration into existing SONET/ SDH networks.

The ONI Systems Strategy

      The key elements of our strategy are to:

Leverage our optical approach to achieve early design wins across metro and regional networks

      We believe that the challenges facing metro and regional service providers are most efficiently addressed through our optical approach. Since service providers are in the early stages of deployment of optical metro and regional networks, we expect that service providers will select vendors with the strongest technology positions. We plan to take advantage of our position as a technology leader to achieve design wins with these service providers, which will position us to grow as these new networks are deployed.

Enable our customers to offer new revenue-generating services to their end-users

      We intend to continue to develop and provide solutions that will enable our customers to deliver emerging revenue-generating services to end-users. We believe the demand for new services is a key driver of our customers’ growth and we intend to ensure that our hardware and software architectures continue to offer the performance and flexibility to allow rapid introduction of new services. We intend to work closely with our customers to help them identify new services that they can deliver using our products, including wavelength services, data services such as gigabit ethernet and storage services based on fibre channel or ESCON communication protocols.

     Extend technology leadership

      Our flexible optical architecture and dynamic network operating system are key elements of our technology leadership. We believe that these elements can be incorporated into future product offerings for other segments of the communications network. We intend to extend our technology leadership and to develop new product offerings and future product enhancements through continued investment in research and development.

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

     Expand direct sales, service and support organizations to address global opportunities

      We intend to expand our direct sales capability worldwide. We believe that sales efforts on a customer-by-customer basis are most effective because deployment of communications equipment involves careful technical evaluation, multiple levels of decision making and significant investments by our customers. While we may consider indirect sales channels where appropriate, we intend to continue to focus our sales and distribution efforts on direct sales. We have developed a direct sales organization in North America, Europe and Asia and are expanding this sales force worldwide. In addition, we have established and, as necessary to support customers, will continue to expand our service and support teams to support our domestic and international customers.

     Establish strategic alliances and pursue acquisitions to extend our leadership in optical networking

      We intend to continue to establish strategic alliances with complementary technology suppliers in order to leverage our technology leadership in providing optical networking solutions to our customers. We believe that alliances with companies that provide complementary products to enable new services will bring our customers greater value. In addition, we believe that strategic alliances to provide system integration, installation and services will enable us to expand our addressable customer base and provide lower cost solutions to our existing and potential customers. In addition, we intend to pursue acquisitions that will enable us to broaden our product, service and technology portfolios.

Products

     ONLINE TM Products

      Our ONLINE products can be used in conventional linear or ring network topologies and can transport a variety of traffic patterns, including mesh. These products share the same management and operating systems and can be deployed together as required to provide flexible network solutions for service providers.

          ONLINE9000

      The ONLINE9000 is designed for metropolitan area networks and delivers cost-effective, scalable capacity for the metro communications service provider. It provides restoration faster than the synchronous optical network standard of 50 milliseconds and supports dynamic optical add-drop capabilities on all deployed channels. To help service providers deploy large networks, the ONLINE9000 includes optical amplifiers to extend transmission distances. In a typical configuration, the ONLINE9000 includes the following key features:

•	33 protected or 66 unprotected channels per system in a network;

•	line-based optical rerouting of channels in the event of optical fiber failure;

•	client interfaces supporting all digital rates and protocols between 100 megabits per second and 2.5 gigabits per second, including OC-3, OC-12, OC-48, gigabit ethernet, fibre channel and ESCON;

•	OC192/ STM-64 client interface supporting a digital rate of 10 gigabits per second;

•	integrated operation with our ONWAVETM SONET/ SDH and ONWAVE Data products; and

•	integrated optical amplifiers with sophisticated power management capabilities.

          ONLINE7000

      The ONLINE7000 is designed to provide metro service providers with a cost-effective solution for metro access applications where the system configurations require a lower channel count. The ONLINE7000 is scalable up to 33 protected or 66 unprotected channels per network. In a typical configuration, key features of the ONLINE7000 include:

•	system configuration with one to 11 channels;

•	path-based rerouting of channels in the event of optical fiber failure;

•	client interfaces supporting all digital rates and protocols between 100 megabits per second and 2.5 gigabits per second, including OC-3, OC-12, OC-48, gigabit ethernet, fibre channel and ESCON;

•	OC192/ STM-64 client interface supporting a digital rate of 10 gigabits per second;

•	integrated operation with our ONWAVE SONET/ SDH and ONWAVE Data products; and

•	optional integrated optical amplifiers with sophisticated power management capabilities.

          ONLINE11000

      The ONLINE11000 is designed to offer service providers a cost effective optical transport solution for large regional networks. The product is designed to include optical line amplifiers to enable operation of the ONLINE11000 in large optical rings ranging in circumference from a few hundred kilometers up to 2,000 kilometers. This product provides full add/drop capabilities for any number of channels at all nodes in a ring. In a typical configuration, key features include:

•	640 kilometer reach from node to node without the need for regeneration of optical signals;

•	optical line amplifiers together with integrated optical amplifiers and sophisticated power management capabilities;

•	line-based or path-based rerouting of channels in the event of optical fiber failure;

•	33 protected or 66 unprotected channels per system for line-based rerouting or per network for path-based rerouting;

•	client interfaces supporting all digital rates and protocols between 100 megabits per second and 2.5 gigabits per second, including OC-3, OC-12, OC-48, gigabit ethernet, fibre channel and ESCON;

•	OC192/ STM-64 client interface supporting a digital rate of 10 gigabits per second; and

•	integrated operation with our ONWAVE SONET/ SDH and ONWAVE Data products.

          ONLINE2500

      The ONLINE2500 is designed to be a cost effective, flexible optical transport solution which enables service providers to deliver a comprehensive set of high bandwidth services to customer sites at the optical edge of their metro networks. The ONLINE2500 shares the same management and operating system as our other ONLINE products and can be deployed together with them as required to provide flexible network solutions for service providers. In a typical configuration, key features include:

•	8 coarse wave division multiplexing channels with protection;

•	point-to-point or ring configurations;

•	path-based rerouting of channels in the event of optical fiber failure;

•	client interfaces supporting all digital rates and protocols between 100 megabits per second and 2.5 gigabits per second, including OC-3, OC-12, OC-48, gigabit ethernet, fibre channel and ESCON; and

•	integrated operation with ONWAVE products specifically designed for the ONLINE2500.

     ONWAVE Products

      Our ONWAVE SONET/ SDH multiplexer and ONWAVE Data multiplexer products allow multiple SONET/ SDH or data signals to be combined within an individual wavelength channel. Our ONWAVE product family currently includes our ONWAVE OC-48 SONET/ SDH Add/ Drop Multiplexer (ADM), ONWAVE OC-192/ STM-64 Multiplexer, ESCON Multiplexer and Data Multiplexer which can be configured for gigabit ethernet or fibre channel services. In addition, we expect that our ONWAVE OC-192 SONET/ SDH Add/ Drop Multiplexer (ADM) will be generally available in the fourth quarter of 2002. Service providers, who deploy our ONWAVE products with our ONLINE 7000, 9000 and 11000 products, can combine multiple SONET/ SDH, gigabit ethernet, fiber channel and ESCON signals into a single wavelength channel, resulting in efficiencies by eliminating the need for traditional SONET/ SDH or other data equipment in the network.

      The key features of our ONWAVE SONET/ SDH multiplexer products include:

•	OC-3, OC-12 and OC-48 tributary inputs;

•	OC-48 and OC-192 line outputs;

•	STS-1 switching;

•	tributary side protection options; and

•	sophisticated performance monitoring capabilities.

      The key features of our ONWAVE Data multiplexer products include:

•	the capability to combine either two fibre channels or two gigabit ethernet signals, or twelve ESCON signals onto a single wavelength using standards-based OC-48/ STM-16 frames for direct connection from metro to long-haul networks; and

•	sophisticated performance monitoring capabilities.

     ONLINE GP Product

      We recently announced our ONLINE GP gateway platform product, which we anticipate will be generally available in the first quarter of 2002. This product is a multi-service software platform for aggregating and grooming data and TDM traffic into OC-48 or OC-192 payloads. The new product is designed to reduce the need for standalone data and SONET/ SDH equipment used to interconnect diverse networks or sub-networks, including metro and long-haul networks.

      The key features of our ONLINE GP gateway platform include:

•	OC-3, OC-12, OC-48 SONET/ SDH service interfaces;

•	gigabit ethernet, fibre channel, FICON, ESCON service interfaces;

•	OC-48 and OC-192 transport interfaces;

•	SONET/ SDH service and transport interfaces for international gateway applications; and

•	single or multiple wavelength support up to 33 wavelengths on each fiber.

     Software Products

          OPTX TM Network Operating System

      Our ONLINE products incorporate our OPTX network operating system which provides a unified environment for service providers to manage diverse networking resources and hardware and software systems. Analogous to the operating systems of personal computers, the OPTX network operating system manages all resources in an ONI Systems network, including transmission systems, connections, protection resources and terminals, and allocates resources to various applications and interfaces. The OPTX network operating system enables service providers to manage, arbitrate and dynamically control network-wide resources. Multiple software interfaces, including SNMP, TL1 and CLI, within the OPTX network operating system link to other vendors’ management systems and applications. The architecture and infrastructure of the OPTX network operating system makes extensive use of the XML standard as an internal communications protocol between the OPTX network operating system and our OPTX applications.

          OPTX Software Applications

      We offer a variety of software applications which leverage our OPTX network operating system to allow our customers to manage, plan and monitor our ONLINE products. Our OPTX software application offerings include:

•	OPTX Network Manager, an element management system that allows service providers to remotely control and manage the nodes in their networks from a central location, including single-step, network-wide wavelength provisioning and SONET Add/ Drop Multiplexer (ADM) path management;

•	OPTX Network Designer, an integrated optical network design tool that provides automatic optical link analysis, link optimization and configuration for each node in the network;

•	OPTX Management Portal, a management tool that enables service providers to allow their end-users to manage and monitor virtual private optical networks leased from the service provider via the Internet;

•	OPTX Automation Engine, a tool that allows our customers to efficiently configure their networks by downloading network design information from OPTX Network Designer directly into our ONLINE products;

•	OPTX Graphical Craft Interface Terminal (CIT), a craft interface terminal that allows our customers’ field service engineers to configure, manage and monitor our ONLINE products from a workstation or portable computer; and

•	OPTX CORBA Gateway, a CORBA-based interface to the service provider’s network operations support systems.

Customers

      Our target customers include carriers and communication service providers such as competitive local exchange carriers, inter-exchange carriers, Internet service and application service providers, cable operators, utilities and their affiliates and incumbent local exchange carriers. As of December 31, 2001, we had 30 customers, including Qwest Communications International, Inc. and Dynegy Global Communications, each of whom represented more than 10% of our revenues for the year ended December 31, 2001.

      We believe that our long-term success depends significantly on our ability to attract incumbent local exchange carriers as customers. These include the regional bell operating companies in the United States and the postal telephone and telegraph operators in Europe. In order to become a vendor to these service providers, we must execute on all the elements of our strategy discussed in this section with the needs of these carriers in mind. In addition, we must also ensure that our products will function effectively in the established networks of these companies. Specifically, in order to sell our products to the regional bell operating companies, Telcordia Technologies, Inc. must certify that each of our products have successfully completed the Operations Systems Modification of Intelligent Network Elements, or OSMINE, process. We have completed the first phase of this process for some of our existing products and we plan to continue to pursue this certification for our existing and future products.

Sales and Marketing

      In North America, Europe and Asia, we have developed a direct sales force and in some limited circumstances may join with other communications equipment providers to bid on major proposals. Our direct sales force consists of sales teams made up of an account manager, systems engineers and technical support and training personnel. Each team is assigned responsibility for specific geographic territories and specific customers within each territory. We are continuing to expand our existing direct sales force to sell to potential customers worldwide. In some international regions where it is difficult or expensive to maintain a direct sales force, we may rely on resellers for distribution of our products. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Risks That Could Affect Future Results”.

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

Research and Development

      We believe that to be successful we must continue to enhance our existing products and develop new products that meet our customers’ needs and maintain technological competitiveness. As of December 31, 2001, we had assembled a team of approximately 297 highly skilled optical hardware and software engineers, manufacturing and test engineers and system and network architects. Research and development expenses, excluding stock-based compensation, were

$78.4 million in 2001, $53.7 million in 2000 and $24.9 million in 1999. We will continue to make substantial investments in research and development.

      Our product development process is driven by market demand and a close collaboration among our product marketing, sales and product development organizations. Our product development process begins with a detailed set of specifications prepared by our product management organization. We also incorporate feedback from our customers in the product development process. In addition, we participate in industry and standards organizations where appropriate and incorporate information from these contacts throughout the product development process.

Manufacturing and Supply

      We perform supply chain management, production engineering, documentation control and quality assurance at our facility in San Jose, California. We outsource most of the manufacturing of the optical modules used in our products, and we complete some of the final assembly and test of these optical modules at our facilities. The majority of our electronic manufacturing and assembly is outsourced. Currently, we use two manufacturing vendors for electronic assemblies, while JDS Uniphase Corporation, performs the majority of our outsourced optical assembly.

      This approach to manufacturing allows us to:

•	reduce the capital equipment expenditures that would be required for a full manufacturing operation;

•	reduce our facilities requirements by limiting the amount of space dedicated to manufacturing and operations;

•	conserve working capital by reducing the amount of inventory we must stock; and

•	respond to changes in market demand.

      We currently purchase most of our electrical and optical components through purchase orders.

Competition

      Competition in the metro and regional communications networking equipment market is intense. Numerous other companies, including ADVA, Alcatel, CIENA, Cisco Systems, Corvis, Fujitsu, Lucent Technologies, Marconi Communications, Nortel Networks, Sorrento Networks, Sycamore Networks and Tellabs, currently offer or plan to offer products that compete with our products. Many of these existing and potential competitors, have substantially greater financial, marketing and development resources than we have, which puts us at a competitive disadvantage. Many of them have existing relationships with communication service providers, which will make it more difficult for us to sell our products to those customers. A number of private companies have also announced plans for new products to address the same problems that our products address and have attracted substantial amounts of venture capital funding. Some competitors may seek to use intellectual property rights to limit our ability to compete. For example, Nortel Networks claims that we infringe some of its patents. See Item 3 “Legal Proceedings”.

      We believe that the principal methods of competition in the market for metro and regional communications networking equipment are product performance, reliability and scalability, and the ability of a product to deliver cost-effective results. We believe that to be competitive in the communications networking equipment market we must deliver products that:

•	provide extremely high network reliability;

•	provide high performance capabilities;

•	scale easily and efficiently with minimum disruption to the network;

•	interoperate with existing network designs and equipment vendors;

•	reduce the complexity of the network by decreasing the need for multiple layers of equipment; and

•	provide a cost-effective solution for service providers.

      We believe that positive factors pertaining to our competitive position include our technology, the expertise of our research and development personnel, our manufacturing expertise and our intellectual property rights. We believe that the negative factors pertaining to our competitive position include our relative newness in the market, our relatively smaller size and the fact that some of our competitors have greater financial resources available to promote sales of their products and to develop new products. In addition, some of our competitors have larger service and support organizations to support the requirements of large orders from incumbent local exchange carriers. If we are unable to compete successfully against our current and future competitors, we could experience price reductions, reduced gross margins and loss of market share, any one of which could materially harm our business, operating results and financial condition.

Acquisitions

      In February 2001, we acquired technology and other assets associated with Finisar Corporation’s customer premises equipment business. The acquired technology is being incorporated into our ONLINE2500. We accounted for this transaction as a business combination using the purchase method. This acquisition continues to involve many risks, including problems combining technology, diversion of management attention from our core business, and risks associated with entering new markets. If we do not effectively address these risks, this acquisition could negatively impact our operating results and financial condition.

Intellectual Property

      Our success and ability to compete depends on our ability to develop technology internally. We rely on a combination of patent, copyright, trademark and trade secret laws and restrictions on disclosure to protect our intellectual property rights. As of March 1, 2002, we have been issued eleven patents in the United States. However, only seven of these patents are currently significant to our business. These patents are of various durations, and the earliest that any will expire is 2017. In addition to these issued patents, we currently have 42 patent applications pending with the United States Patent and Trademark Office as of March 1, 2002, as well as related international patent applications. These patents and patent applications relate to optical architecture, hardware, software and management systems. Issued patents may not protect our intellectual property or may be challenged by third parties. In addition, others may independently develop similar or competing technology or design around our patents.

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

      Many of our products are designed to include software or other intellectual property licensed from third parties. Some of these licenses are perpetual, but subject to termination in the event of an uncured material breach of the license agreement. For our licenses which are not perpetual, it may be necessary in the future to renew these licenses or seek alternative licenses relating to various aspects of our products. We believe that these licenses generally could be obtained on commercially reasonable terms.

      ONI Systems, ONI, the ONI logo, ONLINE, OPTX, ONWAVE, Opticity and Powering the Optical Internet are trademarks or registered trademarks of ONI Systems. All other names or trademarks appearing in this annual report are the property of their holders.

Employees

      As of December 31, 2001, we had a total of 671 employees:

•	240 in research and development;

•	141 in sales and marketing;

•	85 in customer service and support;

•	121 in manufacturing; and

•	84 in finance and administration.

      Our future success will depend in part on our ability to attract and retain highly qualified technical and management personnel. Competition for such talent can be intense, especially for highly skilled optical engineering personnel. None of our employees are represented by any collective bargaining unit, and we believe that our relations with our employees are good.

ITEM 2. PROPERTIES

      Our headquarters are currently located in leased facilities in San Jose, California, consisting of approximately 247,500 square feet under a lease that expires in 2011. We also lease a facility of approximately 54,000 square feet in Durham, North Carolina, under a lease that expires in 2006. In addition to these facilities, we have leased a research and development facility in Montreal, Canada and office space for our sales and customer service operations in several locations worldwide. We also lease two buildings in San Jose, California consisting of approximately 160,000 square feet that we do not occupy at this time or have vacated.

ITEM 3. LEGAL PROCEEDINGS

      On March 10, 2000, Nortel Networks filed suit against us in the United States District Court for the Northern District of California. This suit involves allegations that our products infringe five patents held by Nortel Networks, and sets forth allegations of misappropriation of trade secrets, unlawful business practices and common law unfair competition. Nortel Networks seeks preliminary and permanent injunctions and damages against us in connection with these claims.

      In April 2000, we filed a motion to dismiss Nortel Networks’ claims for misappropriation of trade secrets, unlawful business practices and common law unfair competition. We also filed an answer and counterclaims asserting unfair business practices, tortious interference, breach of contract and seeking declarations of invalidity, unenforceability and non-infringement of the patents against Nortel Networks. On June 23, 2000, the court dismissed one of Nortel Networks’ unfair competition claims.

      In December 2001, Nortel Networks filed a motion seeking a summary judgment on its claim that our products infringe one of its patents. At that time, we also filed a motion seeking a summary judgment that the patent at issue was invalid. In February 2002, the court denied both motions.

      We continue to investigate and conduct discovery concerning the claims asserted by Nortel Networks. We believe that we have meritorious defenses against Nortel Networks’ allegations, and we intend to defend the Nortel Networks litigation vigorously. Based on our investigation to date, we believe that our products do not infringe the Nortel Networks patents and that we have not engaged in misappropriation of trade secrets, unlawful business practices or common law unfair competition.

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

      Beginning in August 2001, a number of substantially identical class action complaints alleging violations of the federal securities laws were filed in the United States District Court for the Southern District of New York. These complaints name ONI Systems, Hugh C. Martin, our chairman, president and chief executive officer; Chris A. Davis, our former executive vice president, chief financial and administrative officer; and certain underwriters of the Company’s initial public offering as defendants. The complaints have since been consolidated into a single action. The complaints allege, among other things, that the underwriter defendants violated the securities laws by failing to disclose alleged compensation arrangements (such as undisclosed commissions or stock stabilization practices) in the initial public offering’s registration statement. The Company and these officers are named in the complaints pursuant to Section 11 of the Securities Act of 1933, and one of the complaints includes a claim against the Company and these officers under Section 10(b) of the Securities Exchange Act of 1934. No specific amount of damages has been claimed. Similar complaints have been filed against more than 300 other issuers that have had initial public offerings since 1998, and all of these actions have been included in a single coordinated proceeding. We intend to defend these actions vigorously. However, due to the inherent uncertainties of litigation, we cannot accurately predict the ultimate outcome of the litigation. Any unfavorable outcome of this litigation could have a negative impact on our business, financial condition and results of operations.

      On February 20, 2002, a complaint was filed on behalf of a purported class of ONI Systems security holders in the Superior Court of the State of California, County of San Mateo, against ONI Systems, Matthew Bross, Kevin Compton, Jonathan Feiber, Gregory Maffei and Hugh Martin seeking an injunction to prevent the consummation of the proposed merger with CIENA. The complaint is encaptioned K.W. Sams, On Behalf of Himself and All Others Similarly Situated v. ONI Systems Corporation, et al, Case No. CIV-420819. The complaint alleges that the defendants, in connection with the approval of the proposed merger with CIENA, breached their fiduciary duties, including duties of loyalty and good faith, to ONI Systems stockholders by, among other things, allegedly failing to obtain the highest value for ONI Systems stockholders, engaging in self-dealing and unjustly enriching themselves and other insiders or affiliates of ONI Systems. We believe that the lawsuit is without merit and intend to defend this action vigorously.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      Not applicable.

ITEM 4A. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

      The following table shows directors and executive officers and their areas of responsibility as of March 1, 2002. Biographies are included after the table.

Name	Age	Position

Hugh C. Martin	48	President, Chief Executive Officer and Chairman of the Board of Directors
George Reyes	47	Interim Chief Financial Officer
William R. Cumpston	40	Executive Vice President and Chief Operating Officer
Michael A. Dillon	43	Vice President, General Counsel and Secretary
Robert J. Jandro	46	Executive Vice President, Global Sales and Services
Rohit Sharma	33	Executive Vice President and Chief Technology Officer
Matthew W. Bross	41	Director
Kevin R. Compton	43	Director
Jonathan D. Feiber	45	Director
James F. Jordan	62	Director
Gregory B. Maffei	41	Director

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

      George Reyes has served as Interim Chief Financial Officer of ONI Systems since February 2002. Prior to joining us, Mr. Reyes was employed by Sun Microsystems from 1988 to July 2001, where he most recently served as Vice President and Treasurer, and previously served as Vice President and Corporate Controller. He holds an M.B.A. from Santa Clara University and a B.A. in Accounting from the University of South Florida. Mr. Reyes serves on the boards of directors of Symantec Corporation and Chordiant Software Inc.

      William R. Cumpston has served as Executive Vice President and Chief Operating Officer of ONI Systems since August 2001 and served as Executive Vice President, Engineering and Operations from June 1999 to August 2001, and as Vice President, Engineering of ONI Systems from September 1998 to June 1999. Prior to joining us, Mr. Cumpston served in various management positions at DSC Communications Corp., a telecommunications company, from 1995 to August 1998. He holds a B.S. in Math Science from the University of North Carolina at Chapel Hill.

      Michael A. Dillon has served as Vice President and General Counsel of ONI Systems since October 1999 and as Secretary since March 2000. From August 1995 to October 1999, Mr. Dillon served as Director and as Senior Director of Sun Microsystems, Inc., a computer company, and from 1993 to August 1995, he served as Senior Counsel for Sun Microsystems. He holds a J.D. from Santa Clara University and a B.A. in Communications/ Sociology from the University of California, San Diego.

      Robert J. Jandro has served as Executive Vice President, Global Sales and Services of ONI Systems since March 2000. Mr. Jandro served as Group Vice President of Oracle Corporation, a database software company, from May 1999 to March 2000. From 1996 to May 1999, he served as Oracle’s Vice President, North America Communications and Vice President, United States Central Region, Latin America and Canada. He holds an M.B.A. from the Kellogg Graduate School of Management at Northwestern University and a B.S. in Business from the University of Missouri, St. Louis.

      Rohit Sharma founded ONI Systems in our spin-out from Optivision, Inc. and has served as Executive Vice President since December 2001 and as Chief Technology Officer since August 2000. Mr. Sharma served as our Vice President, Optical Hardware Development from January 1999 to July 2000. He served as Chief Architect from April 1998 to January 1999. Prior to the spin-out, he served as a member of Optivision’s technical staff from October 1996 to April 1998. He holds a Ph.D. and a M.Sc. in Electrical Engineering from the University of Alberta, Canada and a B.Sc. in Electronics and Communications Engineering from R.E.C. Kurukshetra, India.

      Matthew W. Bross has served as a director of ONI Systems since November 1999. Since January 2002, Mr. Bross has served as Group Senior Vice President and General Manager of Emerging Markets of Williams Communications Group, Inc., a communications service provider. From May 1999 to January 2002, he served as Senior Vice President and Chief Technology Officer of Williams Communications. From March 1997 to May 1999, he served in various other management capacities for Williams Communications. From 1991 to March 1997, he served as the founder and Chief Executive Officer of Critical Technologies, Inc., a telecommunications infrastructure company, which was acquired by Williams Communications in March 1997.

      Kevin R. Compton has served as a director of ONI Systems since January 1998. Mr. Compton has served as a general partner at Kleiner Perkins Caufield & Byers, a venture capital firm, since 1990. Mr. Compton serves on the boards of directors of Citrix Systems, Inc. and VeriSign, Inc.

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

      Gregory B. Maffei has served as a director of ONI Systems since February 2000. Mr. Maffei has served as President and Chief Executive Officer and as a member of the board of directors of 360networks inc., a communications service provider, since January 2000. From 1993 to January 2000, Mr. Maffei served in various capacities with Microsoft Corporation, a software company, most recently as Senior Vice President, Finance and Administration, and Chief Financial Officer. He also serves on the board of directors of Expedia, Inc. and Starbucks Corporation. He holds an M.B.A. from Harvard University Graduate School of Business and a B.A. from Dartmouth College.

      Our board of directors is divided into three classes, and members of each class are elected for three-year terms. The Class I directors, Messrs. Feiber and Compton, will serve until the 2004 annual meeting or until their successors are duly elected and qualified. The Class II directors, Messrs. Jordan and Martin, will serve until the 2002 annual meeting or until their successors are duly elected and qualified. The Class III directors, Messrs. Bross and Maffei, will serve until the 2003 annual meeting or until their successors are duly elected and qualified.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Market Information for Common Stock

      ONI Systems’ common stock began trading on the Nasdaq National Market on June 1, 2000 under the symbol ONIS. The following table sets forth the high and low sale prices reported on the Nasdaq National Market for the periods indicated. Prices reflect inter-dealer prices without retail markup, markdown or commissions. The market price of our common stock has been volatile. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Risks That Could Affect Future Results”. On March 18, 2002, the closing price of our common stock was $6.09.

	High	Low

Fiscal Year Ended December 31, 2000
Second quarter (starting June 1, 2000)	$142.0000	$72.9844
Third quarter	$128.6250	$71.9375
Fourth quarter	$82.7500	$30.7500

Fiscal Year Ended December 31, 2001
First quarter	$58.6250	$16.0625
Second quarter	$40.9500	$15.7500
Third quarter	$27.4500	$3.5000
Fourth quarter	$10.6500	$3.8000

Stockholders

      As of March 1, 2002, we had approximately 810 record holders of our common stock, and approximately 33,000 beneficial holders.

Meetings of Stockholders

      We plan to hold a Special Meeting of Stockholders to vote on the proposed merger with CIENA, but a date has not yet been set for this meeting. No date has been set for our Annual Meeting of Stockholders in 2002.

Dividends

      ONI Systems has never paid any cash dividends on its common stock. We currently anticipate that we will retain all future earnings for use in our business, and do not anticipate paying any cash dividends in the foreseeable future.

Recent Sales of Unregistered Securities

      On January 25, 2002, we issued 24,897 shares of ONI Systems common stock to FMR Corp. upon exercise of a previously issued warrant to purchase an aggregate of 223,000 shares of common stock at an exercise price of $0.91 per share. Following this partial exercise, there are 186,953 shares of our common stock remaining subject to the warrant. Our issuance of the shares upon the exercise of this warrant was exempt from registration pursuant to Rule 506 promulgated under the Securities Act of 1933 and Section 4(2) of the Securities Act.

      On December 5, 2001, we issued 116,960 shares of ONI Systems common stock as a charitable donation to the Citizen’s Scholarship Foundation of America — “Families of Freedom Scholarship Fund”, a charitable fund that seeks to aid family members of victims of the September 11, 2001 terrorist attacks with post-secondary education expenses. Our issuance of these shares was exempt from registration pursuant to Rule 506 and Section 4(2).

      In October 2001, we filed a Tender Offer Statement on Schedule TO with the Securities and Exchange Commission. Under the terms of the exchange offer included in this Tender Offer Statement, we offered some of our employees the right to exchange their options for our commitment to issue new options with a new exercise price at least six months and a day from the cancellation date. The offer expired at 9:00 p.m. Pacific Daylight Time on Monday, November 19, 2001. Under the exchange offer, we accepted for exchange options to purchase an aggregate of 7,262,858 shares of our common stock, representing approximately 83% of the shares subject to options that were eligible to be exchanged under the exchange offer. Subject to the terms and conditions of the exchange offer, we will issue new options to purchase an aggregate of up to 7,262,858 shares of our common stock to an aggregate of approximately 550 option holders.

ITEM 6. SELECTED FINANCIAL DATA

      The following selected consolidated financial data should be read in conjunction with the consolidated financial statements and related notes and with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and other financial data included elsewhere in this report. The consolidated statement of operations data for each of the four years ended December 31, 2001 and the period from October 20, 1997 (inception) to December 31, 1997, and the balance sheet data as of December 31, 2001, 2000, 1999 and 1998 are derived from our audited financial statements. The historical results are not necessarily indicative of results to be expected for any future period.

					Period from
					October 20,
					1997
	Years Ended December 31,				(inception) to
					December 31,
	2001	2000	1999	1998	1997

	(In thousands, except per share data)
Consolidated Statements of Operations Data:
Revenue	$195,680	$59,662	$3,034	$1,733	$—
Costs of goods sold, excluding amortization of deferred stock compensation:
Product sales	121,281	39,980	1,032	1,208	—
Inventory related charges	45,335	—	—	—	—

Gross profit	29,064	19,682	2,002	525	—

Operating expenses:
Research and development, excluding amortization of deferred stock compensation	78,355	53,654	24,858	4,009	39
Sales and marketing, excluding amortization of deferred stock compensation	51,322	25,304	4,557	649	21
General and administrative, excluding amortization of deferred stock compensation	37,388	16,385	3,455	1,591	49
Restructuring and impairment charges	17,350	—	—	—	—
Amortization of deferred stock compensation	27,009	66,413	11,422	3,310	89
Amortization of goodwill and intangibles	9,067	3,594	1,842	—	—
Common stock warrant expense	—	4,545	2,891	—	—
In-process research and development	8,240	—	170	—	—

Total operating expenses	228,731	169,895	49,195	9,559	198

Operating loss	(199,667)	(150,213)	(47,193)	(9,034)	(198)
Interest and other income (expense), net	11,813	13,333	623	183	(1)

Loss before income taxes	(187,854)	(136,880)	(46,570)	(8,851)	(199)
Income taxes	412	7	2	1	—

Net loss	(188,266)	(136,887)	(46,572)	(8,852)	(199)
Beneficial conversion of preferred stock	—	(4,242)	—	—	—

Net loss attributable to common stockholders	$(188,266)	$(141,129)	$(46,572)	$(8,852)	$(199)

Basic and diluted net loss per share	$(1.40)	$(1.22)	$(2.58)	$(0.74)	$(0.77)
Weighted-average shares outstanding used in computing basic and diluted net loss per share	134,756	115,587	18,043	11,919	257

	December 31,	December 31,	December 31,	December 31,
	2001	2000	1999	1998

Balance Sheet Data:
Cash, cash equivalents and marketable securities	$678,802	$852,360	$80,023	$19,092
Working capital	415,336	917,608	81,758	19,627
Total assets	916,355	1,015,468	100,942	21,312
Long term debt, less current portion	300,048	300,187	367	79
Total stockholders’ equity	$557,780	$677,644	$91,728	$20,565

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

      The following discussion of our financial condition and results of operations should be read in conjunction with the Selected Consolidated Financial Data and the Consolidated Financial Statements and related notes included elsewhere in this Annual Report on Form 10-K. This discussion includes forward-looking statements, such as our projections about expected levels of future revenue and expenses, potential application of accounting policies and future liquidity, which are inherently uncertain. Our actual results could differ materially from those anticipated in our forward-looking statements as a result of many factors, including but not limited to those discussed in “Factors that May Affect Future Results” in this document.

Overview

      We develop, market and sell optical communications networking equipment specifically designed to address the bandwidth and service limitations of metropolitan and regional networks. From our inception in October 1997 through November 1999, our operating activities consisted primarily of research and development. During that time, we also formed and expanded our administrative, marketing, sales, manufacturing and customer service and support organizations and commenced sales and marketing activities. In January 2000, we released our first product, the ONLINE9000, which is designed for metropolitan markets. In June 2000, we released the ONLINE7000, which is designed to provide metropolitan service providers with a more cost-effective solution for metro access applications. In the fourth quarter of 2000, we announced the ONLINE11000, which is designed for regional markets, and we released the ONWAVE SONET/SDH Multiplexer and ONWAVE Data Multiplexer products that allow multiple data signals to be combined within an individual wavelength channel and eliminate the need for traditional multiplexing equipment. In 2001, we introduced the ONLINE2500, which is designed to enable service providers to deliver high bandwidth services to customers at the optical edge of their metro networks.

      We have incurred significant losses since our inception, and as of December 31, 2001, we had an accumulated deficit of $380.8 million. We have not achieved profitability on a quarterly or annual basis. We expect to continue to incur significant research and development, sales and marketing, and general and administrative expenses and, as a result, we will need to generate significantly greater revenue if we are to achieve and maintain profitability. Our operating expenses are largely based on anticipated revenue trends and a high percentage of our expenses are, and will continue to be, fixed in the short term. As a result, delays in generating or recognizing revenue can cause significant variations in our operating results from quarter to quarter and can result in substantial operating losses.

      In recent periods, there has been a significant downturn in the communications equipment market due to substantially reduced spending levels by communications service providers. In 2001, lower spending by our customers and potential customers in the communications services provider market has substantially reduced our order levels and revenues. In the third and fourth quarters of 2001, we commenced a restructuring program to re-align our business operations to market conditions. This restructuring included consolidation of our facilities and a reduction of approximately 16% in our worldwide workforce, resulting in charges totaling $17.4 million that have been included in our results of operations for 2001. We also reduced our manufacturing levels and planned inventory requirements based on expected lower order and shipping volumes. We recorded charges totaling $45.3 million to write down excess and obsolete inventory, provide for obligations to third party contract manufacturers for materials in excess of required quantities and provide for certain manufacturing equipment impaired by changes in manufacturing levels in 2001. In 2001, we also recorded charges associated with assets whose values were impacted by the downturn in the market, including a $10.6 million provision for doubtful accounts related to customer receivables and a $4.0 million write-down of an equity investment in a privately-held company in the communications sector because the recoverable value was impaired by the market downturn.

      In addition to the reduced spending by service providers in 2001, some of our existing and potential customers have recently further reduced or delayed anticipated purchases of our products. As a result, we expect a significant decline in our revenues for the quarter ending March 31, 2002, compared with revenues for the quarter ended December 31, 2001, which were $42.2 million. This significant decline in revenue will result in lower gross margins and increased net loss for the quarter ending March 31, 2002.

      We believe seasonality is inherent in the sales patterns of our products. Historically, the telecommunications equipment market has experienced seasonal variations due in part to purchasers’ budgetary cycles for capital equipment. The impact of the general spending downturn in the communications networking equipment market on seasonality patterns is unclear.

      On February 17, 2002, we entered into an Agreement and Plan of Merger with CIENA Corporation, a Delaware corporation. According to the Agreement and Plan of Merger, effective on and as of the closing date, which has not yet been determined, we will merge with and into CIENA, with CIENA surviving the merger. The proposed transaction remains subject to a number of contingencies, including approval of the stockholders of both ONI Systems and CIENA, receipt of regulatory approvals and other customary closing conditions. The proposed merger will be accounted for under the purchase method of accounting. Upon consummation of the merger, CIENA will issue 0.7104 shares of its common stock for each outstanding share of our common stock and will convert all outstanding ONI Systems options and warrants into options and warrants to purchase shares of CIENA common stock. CIENA will assume our outstanding 5% convertible subordinated notes due 2005. We expect that we will incur increased general and administrative expenses, particularly related to legal and accounting fees, in future periods, especially the first and second quarters of 2002, related to this transaction.

      In February 2001, we acquired technology and other assets associated with Finisar Corporation’s customer premises equipment business for up to $51.3 million, comprised of up to $30.0 million in cash and $21.3 million of our common stock. At closing, we paid $5.0 million in cash and issued 488,624 shares of common stock to Finisar Corporation. At acquisition date, the remaining cash payments of up to $25.0 million were contingent upon the timely delivery of certain mutually agreed deliverables. The additional deliverables represent the completion of various feature sets of one of the purchased products. In accordance with the terms of the acquisition agreement the number of common shares issued to Finisar Corporation was determined based on the average closing price of our common stock for the ten days prior to closing of the transaction on February 28, 2001. For accounting purposes the value of the shares issued was determined in accordance with Emerging Issues Task Force (EITF) 99-12, “Determination of the Measurement Date for the Market Price of Acquirer Securities Issued in a Purchase Business Combination” and Accounting Principles Board (APB) Opinion No. 16, “Business Combinations”. Accordingly, the 488,624 shares issued to Finisar Corporation were valued based on the market price of our shares over a reasonable period of time before and after the announcement date of the transaction, which was February 13, 2001.

      Certain core and developed technology, determined to have future use, were classified as identifiable intangible assets at acquisition. At acquisition, a value of $17.3 million was determined for the core and developed technology based on a valuation analysis which contemplated the value of the products purchased, including the feature sets included in the additional deliverables. Accordingly, we capitalized $17.3 million of identified intangibles at the acquisition date.

      Purchased in-process research and development was determined through established valuation techniques in the high-technology communications industry. At the acquisition date, Finisar Corporation was in the process of conducting research and development on a compact optical transport platform designed for the network edge. Technological feasibility had not been established for this product and no alternative future use existed at the date of acquisition. Accordingly, we expensed $8.2 million of purchased in-process research and development in the first quarter of 2001. The purchased in-process research and development was valued using a discounted cash flow method with a risk adjusted discount rate of 30%. Management believes that the assumptions used in the in process research and development analysis were reasonable at the time of the acquisition. Although the assumptions used were based on market information for competitive products and costed bills of materials, no assurance can be given that the underlying assumptions used to estimate expected revenues, operating costs or profitability, or the events associated with the product, will transpire as estimated. The primary risks and uncertainties associated with this project relate to new feature sets and functionality, such as allowing for adding or dropping of optical channels and supporting a ring-based network topology. Under the terms of the acquisition agreement, there are contingent payments based upon delivery by Finisar Corporation and acceptance by us of certain additional deliverables within a specified timeframe. The product associated with these deliverables became generally available in June of 2001.

      During the year ended December 31, 2001, we made additional purchase price payments based on delivery and acceptance of the mutually agreed deliverables specified in the purchase agreement. Under the agreement, the additional payments totaled up to $25.0 million. The actual amounts of the additional payments were subject to the timing of deliverables. In June 2001, we paid an additional $5.0 million upon delivery and acceptance of a first mutually agreed deliverable. This payment included $0.3 million related to the purchase of fixed assets, which has been capitalized as property and equipment. The remaining amount of this payment was capitalized as additional goodwill. In July 2001, we paid $4.3 million upon delivery and acceptance of a second mutually agreed deliverable, which was capitalized as additional goodwill. In October 2001, we paid $3.5 million to Finisar Corporation upon delivery and acceptance of a third mutually agreed deliverable and capitalized this amount as additional goodwill. As of December 31, 2001, the remaining cash payments of up to $6.0 million are contingent upon the timely delivery and acceptance of mutually agreed deliverables. Total purchase consideration also includes acquisition expenses incurred, which were not significant.

      A summary of the allocation of the purchase price paid through December 31, 2001 was as follows (in thousands):

Property and equipment	$344
Identifiable intangible assets	17,290
In-process research and development	8,240
Goodwill	13,429

Total	$39,303

      In October 2001, we announced a voluntary stock option exchange program for our employees. Under the program, some of our employees were given the opportunity, if they chose, to cancel outstanding stock options previously granted to them in exchange for an equal number of replacement options to be granted at a future date, at least six months and a day from the cancellation date, which was November 19, 2001. Under the exchange program, options for 7,262,858 shares of our common stock were tendered and cancelled. We expect to grant the replacement options in May 2002. Each participant who is an employee at that time will receive, for each option surrendered, a one-for-one replacement option with an exercise price equal to the fair market value of our common stock on the date of the grant of the replacement option. Other terms and conditions of the replacement options will be substantially the same as those of the canceled options. The exchange program is not expected to result in any additional compensation charges or variable plan accounting. Members of our board of directors and our executive officers were not eligible to participate in this program.

Critical Accounting Policies and Estimates

      Our discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with generally accepted accounting principles in the United States. The preparation of these financial statements requires us to make estimates and judgments in determining the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. We regularly evaluate our estimates, including those related to customer arrangements, allowances for doubtful accounts, inventories, valuation of assets, warranty obligations, and contingencies and litigation. When making estimates, we consider our historical experience, our knowledge of economic and market factors and various other assumptions that we believe to be reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions.

      We believe that the following critical accounting policies represent areas where significant judgments and estimates have been used in the preparation of our consolidated financial statements.

     Revenue

      We derive revenue from sales of hardware, software and services. Revenue is accounted for in accordance with Staff Accounting Bulletin (SAB) 101, “Revenue Recognition”, Statement of Position (SOP) 97-2, “Software Revenue Recognition” and SOP 98-9, “Software Revenue Recognition with Respect to Certain Arrangements”. For hardware transactions where software is not incidental, we apply the provisions of SOP 97-2 and SOP 98-9, and we do not segregate the fee between hardware and software or apply separate accounting guidance to the hardware and software elements. For hardware transactions where no software is involved, we apply the provisions of SAB 101. The application of the provisions of SAB 101, SOP 97-2 and SOP 98-9 require us to make significant judgments and estimates in connection with the revenue recognized in any accounting period. Therefore, our estimates and judgments have a direct effect on the amount and timing of revenue recognized in any period.

      We generally recognize hardware and software revenue upon shipment when the following provisions are met: (a) persuasive evidence of an arrangement exists, generally based on an executed contract and non-binding purchase order; (b) the product has been delivered, typically to a common carrier; (c) the fee is fixed and determinable; and (d) collection of the resulting receivable is probable. When the arrangement with the customer includes future obligations or obtaining customer acceptance, revenue is recognized when those obligations have been met or customer acceptance has been received. We assess collection based on a number of factors, including the customer’s payment patterns, the credit-worthiness of the customer and the potential effect of market or economic factors on the customer’s financial condition. If we determine that collection of a fee is not probable based on our assessment, we defer the fee and recognize revenue at the time collection becomes probable, which is generally upon receipt of cash.

      For arrangements with multiple elements we allocate fair value to each element based on separate sales or renewals to other customers or upon renewal rates quoted in the contracts. Fair value of services, such as training, is based upon separate sales by us of these services to other customers. For transactions that include hardware, software and installation services within one arrangement, installation services are not considered essential to the functionality of the products sold. Installation services do not significantly change the function of the products sold, have in the past generally been completed within our expected timelines and have at times been performed by other vendors. Revenue associated with the hardware and software in these arrangements are generally recognized upon shipment. Revenues from installation services are recognized upon completion of the installation. Revenues from service contracts are recognized over the life of the service contract, generally twelve months.

      To the extent customer arrangements contain incentive offerings such as volume-based pricing, special pricing agreements or other special terms, we may deem it necessary to record reductions in revenue or to make estimates of revenue deferrals.

     Valuation of assets

      We maintain an allowance for doubtful accounts for estimated impairment of our receivables resulting from the inability of our customers to make required payments. We estimate the impairment of a receivable based on our judgment of a customer’s financial condition and ability to pay, as well as any deterioration in a customer’s financial condition due to market, economic or other factors. We evaluate customers’ credit worthiness and payment patterns in assessing their financial condition. Some of our customers have limited operating histories, which can limit the amount of financial information available to us. We currently sell our products to a limited number of customers, which results in concentrations of credit risk at any given point in time. For example, at December 31, 2001, four of our customers represented approximately 61% of our total accounts receivable. Many of our customers require access to significant amounts of capital to fund or expand their operations. Access to capital has been significantly restricted and lack of sufficient funds can result in deterioration in the financial condition of our customers or potential customers or cause them to substantially reduce or cease operations. For example, three of our customers have gone out of business or filed for bankruptcy. If, in future periods, we determine that a customer’s financial condition has deteriorated, resulting in an impairment of their ability to make payments, additional allowances may be required.

      We regularly evaluate inventory values for impairment to determine whether our carrying value exceeds the estimated market value of our inventory. Our estimates of the market value of our inventory are based on several factors, including our assumptions about future demand of each of our products, expected product lives, planned product releases and new product introductions and overall market conditions. If actual demand is less favorable than we have projected based on our assumptions of estimated customer order levels, we may need to record additional write-downs of inventory. The market in which we operate is characterized by rapid technological changes. If technological changes occur more rapidly than we expected when making our estimates of product lives, planned product releases and new product introductions, we may have risk of inventory becoming technologically obsolete. Additionally, we provide requirement forecasts to our contract manufacturers and certain component vendors up to six months in advance. If actual requirements are less than forecasts provided to our contract manufacturers or vendors, we may be required to record additional charges for excess inventory.

      The values of our long-lived assets, including property and equipment, identifiable intangible assets and goodwill, are reviewed for potential impairment whenever events or changes in circumstances indicate that the carrying values may not be recoverable. The carrying value of our property and equipment depends upon our estimates of useful lives over future periods. Changes in our business or operational strategy or in our manufacturing levels can result in impairment in the carrying values of our property and equipment. Our determination of the value of, and any impairment related to, identifiable intangible assets and goodwill associated with our technology purchase is affected by our estimates of the expected use of the acquired assets and changes in our business strategy. If the assumptions we use to determine valuation of these long-lived assets prove to be wrong, we may be required to record impairment charges to the carrying value of these assets in future periods.

      Our determination of impairment related to certain equity investments in privately-held companies is based on lower financing rounds or assumptions related to projected operating results of the privately-held company and potential effects of declines in market trends that are determined to be other than temporary. If the operating results of the privately-held company or the market in which it operates decline in the future, we may be required to record impairment charges to reduce the carrying amount in future periods.

      The valuation of assets is based on facts known to management at the balance sheet date. If additional information becomes available at a later date, current estimates could change.

     Warranty Accrual

      We record provisions for estimated costs of product warranties at the time revenue is recognized. Our warranty accrual is based on estimates of product failure rates, material usage and expected service costs incurred in correcting any product failure reported under warranty coverage. Our products are technically advanced and highly complex. The occurrence of defects in complex hardware and software, and the related costs of correcting any such defects, are inherently more difficult to estimate. Additionally, we have a limited operating history and our current products may not have been deployed for an extended period of time in our customers’ networks. Therefore, we have limited historical warranty experience upon which to make our estimates, and future warranty experience may differ from our historical experience. Should actual product failure rates, material usage or service costs differ from our estimates, revisions to the estimated warranty liability would be required.

Results of Operations

      Beginning in 2000, our revenue was primarily derived from sales of our ONLINE and ONWAVE products. Prior to 2000, our revenue was primarily from research and development contracts with the United States government. Therefore, we believe that comparison to the years prior to 2000 is not meaningful. In 2001, the communications equipment market experienced a significant downturn. The associated reductions in capital spending by communications service providers have substantially reduced our customer order levels, shipment volumes and revenue.

      In the third and fourth quarters of 2001, we commenced a restructuring program to re-align our business operations with the current market conditions. We recorded $16.1 million of lease and related expenses associated with our exit and consolidation plans for excess facilities and the impairment of leasehold improvements and fixed assets at vacated facilities and $1.3 million associated with our reduction in force. Our estimates of the costs of consolidating our facilities included an analysis of our contractual lease commitments, non-cancelable costs of lease arrangements, and net book value of leasehold improvements and fixed assets at vacated facilities, partially offset by estimated potential sublease income based on available market information for commercial office space. Our reduction in force included a reduction of approximately 120 persons worldwide, across all functional areas. The costs of our reduction in force included costs of severance and benefits associated with terminated employees. The majority of these severance and benefit payments were paid out in 2001. The costs associated with the consolidation of our facilities and the reduction in force are included in restructuring and impairment charges for the year ended December 31, 2001.

      The sector-wide downturn and reductions in capital spending by communication service providers have also impaired the value of certain of our assets. During fiscal 2001, we recorded charges of $36.9 million to write-down inventory, $7.4 million to accrue for materials we are obligated to purchase from suppliers and third party contract manufacturers and $1.0 million related to impairment of manufacturing equipment. Inventory written down includes estimated amounts for raw materials, work-in-process and finished goods inventory that we believe we will be unable to sell as a result of current inventory levels, decreased shipping volumes and planned product transitions. Our purchase commitments consist of the minimum levels of materials that we are obligated to purchase from our suppliers and third party contract manufacturers based on open purchase orders within specific lead times. The provision for purchase commitments represents the value of those materials that we are obligated to purchase, but believe we will be unable to sell as a result of existing inventory levels. We expect the payments related to the purchase of these materials will occur through the third quarter of 2002. In connection with the reduction in manufacturing levels, we identified certain fixed assets that we will no longer use due to changes in the manufacturing levels. This equipment, consisting primarily of test and tooling equipment, are no longer in use and the associated carrying value has been written down. The write-down of inventory, provision for purchase commitments and impairment of manufacturing equipment are included in cost of goods sold for 2001.

      In 2001, we recorded a provision for doubtful accounts of $10.6 million, primarily due to the impact of the general economic and communications market downturn on the financial condition of certain customers. We evaluate the financial condition, credit worthiness, changes in payment patterns and overall market conditions of our customers to assess the impact of economic, market and other events on the probability of collection of outstanding balances. If events arise that we believe may cause our customers to be unable to pay us, we evaluate the need to increase our allowance for doubtful accounts based on an assessment of the probability of collection. We review our allowance for doubtful accounts against specific customer balances outstanding to determine the adequacy of the allowance. To the extent economic and market events cause the financial ability of customers with outstanding balances to deteriorate, we may be required to record additional provisions for doubtful accounts. The provision for doubtful accounts is included in general and administrative expense.

      In 2001, we recorded $4.0 million of expense associated with the impairment of an equity investment in a privately-held company. This investment was recorded at cost, and evaluated periodically for recoverability. In the third quarter of 2001, the significant decline in market and economic conditions caused an other-than-temporary decline in the value of this investment below its original cost. Specifically, delays in the expected general release by the privately-held company of their product and declines in their estimated future revenue streams resulted in an overall decline in the valuation of our investment. The expense associated with the write-down of our equity investment is included in other expense, net for 2001.

      Research and development expenses consist primarily of salaries and related personnel costs and other costs related to the design, development, testing and enhancement of our products. To date, we have expensed our research and development costs as they were incurred. Several components of our research and development effort require significant expenditures, the timing of which can cause significant quarterly variability in our expenses. In 2000, we opened our Lightwave Design Centre in North Carolina to further enhance our research and development activities in optical data and transport technologies. In 2001, we expanded our facilities in North Carolina and opened our Lightwave Design Centre in Montreal, Canada.

      Sales and marketing expenses consist primarily of salaries and the related personnel costs of sales and marketing personnel, customer service and support personnel, commissions, marketing promotional programs, travel and other marketing expenses and recruiting expenses. In 2001, we expanded our presence in the United Kingdom and opened international sales offices in France, Germany, Japan, Korea, the Netherlands and Singapore. We market and sell our products primarily through our direct sales force to incumbent local exchange carriers, inter-exchange carriers, Internet service and application service providers, cable operators, utilities and their affiliates and competitive local exchange carriers. In some international regions where it is difficult to maintain a direct sales force, we may rely on resellers for distribution of our products.

      General and administrative expenses consist primarily of salaries and related expenses for executive, finance, legal, facilities, human resources and information technology personnel, recruiting expenses and professional fees for accounting, legal and consulting services.

Comparison of Years Ended December 31, 2001 and 2000

     Revenue

      Revenue was $195.7 million for the year ended December 31, 2001, an increase of $136.0 million from the year ended December 31, 2000. This increase in revenue is attributable to higher volume of sales of our ONLINE and ONWAVE products to existing customers, sales to new customers and sales of new products. Our customer base increased to 30 customers in 2001 from 16 customers in 2000. No individual customers accounted for more than 20% of revenue for the year ended December 31, 2001, and two customers represented greater than 10% of revenue on an individual basis. No individual customer accounted for more than 17% of revenue for the year ended December 31, 2000, and four customers represented greater than 10% of revenue on an individual basis. One customer accounted for more than 10% of revenue in both 2001 and 2000. International customers accounted for 21% of total revenue for the year ended December 31, 2001 and 22% of total revenue for the year ended December 31, 2000.

      In 2001, our revenue levels during the second half of the year declined due to a substantial reduction in spending by our current customers, as well as by prospective customers in the communications services provider market. Our sales volumes and ability to grow our customer base are dependent in part upon the future spending decisions by communications services providers, particularly the regional bell operating companies in the United States and the postal telephone and telegraph operators in Europe.

      As a result of the continued delay and reduction of spending by our existing and potential customers, we expect that revenues for the first quarter of 2002 will be significantly lower than revenues for the fourth quarter of 2001. In the current economic environment, we have very limited visibility over revenue trends in future periods.

     Cost of goods sold, excluding amortization of deferred stock compensation

      Cost of goods sold was $166.6 million for the year ended December 31, 2001, an increase of $126.6 million from 2000. Cost of goods sold for 2001 included $45.3 million for the write-down of excess inventory, provision for excess purchase commitments and provision for impairment of manufacturing equipment.

      Excluding these charges, cost of goods sold was $121.3 million for 2001, an increase of $81.3 million from 2000, primarily as a result of higher facilities and personnel expenses for larger manufacturing facilities and increased average headcount in our manufacturing and service organizations, which were associated with increased manufacturing levels for a greater number of products, and increased shipping and installation volumes in 2001 compared to 2000. As a percentage of revenue, cost of goods sold, excluding inventory write-downs and provisions for purchase commitments and impairment of manufacturing equipment was 62.0% for 2001 compared to 67.0% for 2000. Cost of goods sold for 2001, excluding the $45.3 million for the write-down of excess inventory, provision for excess purchase commitments and provision for impairment of manufacturing equipment, decreased as a percentage of revenue primarily due to a reduction in material costs and production efficiencies associated with larger sales volumes on a year-over-year basis.

      Gross margin on product sales for 2001, excluding the $45.3 million associated with the write-down inventory, provisions for purchase commitments and impairment of manufacturing equipment, increased to 38.0% from 33.0% in 2000. Gross margin on product sales is dependent upon several factors, including the stage and configuration of our customers’ network deployments, sales volume, pricing and our ability to achieve production efficiencies, including cost reduction initiatives. To date, we have achieved some production efficiencies associated with larger sales volumes and, to a more limited extent, reductions in component costs. If we are unable to maintain our sales at a level sufficient to enable us to achieve efficiencies in the future, our gross margins may decline. Typically, we realize lower gross margins on initial customer deployments, which include fewer wavelengths, than on follow-on purchases where the customer is adding capacity to their network. We expect to continue to add new customers and support initial deployments for our existing customers such that the mix of initial deployments versus follow-on purchases may vary in future periods. In addition, we expect to develop new products in the future, which may generate higher or lower margins.

      The expected decline in revenue in the first quarter of 2002 will negatively impact production efficiencies and result in lower gross margin levels.

     Research and development expense, excluding amortization of deferred stock compensation

      Research and development expense was $78.4 million for 2001, an increase of $24.7 million, or 46.0%, from 2000. The increase in research and development expense was primarily due to the year-over-year increase in personnel in our research and development organization, particularly in the increased engineering staff supporting product technology updates and new product introductions. The increase in research and development expense is also attributable to increased costs of engineering equipment, materials used and facilities costs related to a larger staff, our expansion of research and development facilities in Montreal, Canada and North Carolina and increases in the number of research and development projects. To a lesser extent, we also had more expenditures for engineering consulting services in 2001 compared to 2000. At December 31, 2001, we had approximately 240 research and development employees, an increase of 33 from 207 at December 31, 2000. Research and development expense for 2001 also included $4.4 million of costs associated with payments to Telcordia Technologies, Inc. in connection with the Operation Systems Modification of Intelligent Network Elements, or the OSMINE, certification process. We commenced the OSMINE certification process in the fourth quarter of 2000, for the purpose of developing our product operating systems to be deployable and manageable within the network environment of the regional bell operating companies, or RBOCs. This process also includes joint efforts with Telcordia to develop new solutions designed to be integrated into a RBOC environment. Research and development expense as a percentage of revenue was 40.0% for December 31, 2001, a decrease from 89.9% for 2000.

      Research and development is essential to our future success and we expect that research and development expense will continue to increase in absolute dollars in future periods.

     Sales and marketing expense, excluding amortization of deferred stock compensation

      Sales and marketing expense was $51.3 million for 2001, an increase of $26.0 million, or 102.8%, over 2000. The increase in sales and marketing expense was primarily due to the increase in sales, sales operations and marketing personnel to support an increased customer base and increased shipping volumes, increased tradeshow and advertising activity and higher sales commissions associated with higher revenue levels on a year-over-year basis. Additionally, in 2001, we expanded our international sales activities and sales personnel in the United Kingdom and opened sales offices in Singapore, France, Germany, the Netherlands, Japan and Korea. At December 31, 2001 we had approximately 141 sales and marketing employees, an increase of 69 from 72 employees at December 31, 2000. Sales and marketing expense as a percentage of revenue was 26.2% for the year ended December 31, 2001, a decrease from 42.4% for the year ended December 31, 2000.

      We expect to strategically expand our sales efforts, including expanding our sales channels, and expect sales and marketing expense to increase in absolute dollars in future periods.

     General and administrative expense, excluding amortization of deferred stock compensation

      General and administrative expense was $37.4 million for 2001, an increase of $21.0 million over 2000. General and administrative expense for 2001 included $10.6 million related to a provision for doubtful accounts. General and administrative expense, excluding the provision for doubtful accounts, was $26.8 million for 2001, an increase of $10.4 million, or 63.4%, from 2000. The increase in general and administrative expense primarily reflects the expansion in infrastructure to support our growth, including our expansion into our new corporate facilities, an increase in legal and accounting fees associated with our international expansion and increased business activities and litigation compared to 2000. Additionally, prior to our reduction in force in the fourth quarter of 2001, general and administrative expenses were increased by higher average number of general and administrative personnel in 2001 compared to 2000. At December 31, 2001, we had approximately 84 general and administrative employees, compared to 83 employees at December 31, 2000.

      We expect that general and administrative expense will remain relatively flat in absolute dollars in future periods.

     Amortization of deferred stock compensation

      We account for stock-based awards to employees using the intrinsic value method consistent with the method described in APB 25, “Accounting for Stock Issued to Employees”. Amortization of deferred stock compensation was $27.0 million in 2001, a decrease of $39.4 million from $66.4 million in 2000. Amortization of deferred stock compensation for 2001 is net of a decrease in stock-based compensation of $8.4 million for stock options cancelled in connection with employee terminations. From inception through December 31, 2001, we have recorded total deferred stock compensation of approximately $136.0 million in connection with stock sales and stock options granted at prices deemed to be below fair value on the date of sale or grant. For the year ended December 31, 2001, we also recorded an adjustment to deferred stock compensation of $4.6 million in connection with cancellations of stock options previously granted at prices below fair value. Options granted are typically subject to a four-year vesting period. We amortize the deferred stock compensation over the vesting periods of the applicable options and the repurchase periods for restricted stock purchases. The period over which deferred stock compensation is amortized is determined in accordance with Financial Accounting Standards Board Interpretation (FIN) No. 28. Accordingly, we expect amortization of deferred stock compensation to continue to decline in future periods. From inception through December 31, 2001, we amortized a total of $108.2 million of deferred stock compensation. As of December 31, 2001, we had an unamortized deferred stock compensation balance of $17.5 million to be amortized through 2004.

     Amortization of goodwill and intangibles

      Amortization of goodwill and intangibles was $9.1 million for 2001 and $3.6 million for 2000. Goodwill of $13.4 million and intangible assets of $17.3 million recorded in connection with our acquisition of Finisar Corporation’s customer premises equipment business in February 2001 are being amortized over a period of three years. Goodwill of $5.7 million and intangibles of $1.2 million recorded in connection with our acquisition of Object-Mart, Inc. in June 1999 were amortized over a period of approximately two years from date of acquisition, and were fully amortized as of December 31, 2001.

      Beginning in 2002, we have adopted the provisions Statement of Financial Accounting Standards (SFAS) No. 142, “Goodwill and Other Intangible Assets”. As a result, we do not expect any future amortization expense for goodwill associated with our acquisition of Finisar Corporation’s customer premises equipment business. Rather, the value of our goodwill will be reviewed periodically for impairment. Whenever events or changes in circumstances indicate that the carrying value of the goodwill may not be recoverable, we may be required to record an impairment charge. We expect the associated intangibles will continue to be amortized over its three year useful life.

     In-process research and development

      In-process research and development expense was $8.2 million for 2001, in connection with our acquisition of the business related to Finisar Corporation’s customer premises equipment business in February 2001. In-process research and development represents the value of the purchase price allocated to purchased technology that had not yet reached technological feasibility and no future alternative uses existed, as described in “Overview”.

     Interest and other income, net

      Interest and other income, net was $11.8 million for 2001 and $13.3 million for 2000. Interest and other income, net for 2001 included a $4.0 million charge associated with the impairment of an equity investment in a privately-held company, and a $1.0 million charitable contribution of our common stock. Excluding these amounts, interest and other income, net was $16.8 million for 2001, an increase of $3.5 million from 2000. The increase was primarily due to the interest earned on the net cash proceeds received on higher average cash and investment balances in 2001 in connection with the completion of our initial public offering in June 2000 and our follow-on public offering and $300.0 million convertible debt offering in October 2000, less interest expense associated with our $300.0 million convertible debt offering in October 2000, and partially reduced by the effect of decreased average interest rates in 2001 compared to 2000.

Comparison of Years Ended December 31, 2000 and 1999

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

     Cost of goods sold, excluding amortization of deferred stock compensation

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

     Research and development expense, excluding amortization of deferred stock compensation

      Research and development expense was $53.7 million for the year ended December 31, 2000, an increase of $28.8 million, or 116%, from the year ended December 31, 1999. The increase in research and development expense was primarily due to the significant expansion of our research and development department, particularly attributable to the increase of engineering staff. At December 31, 2000 we had approximately 207 research and development employees, an increase of 97 from 110 at December 31, 1999.

     Sales and marketing expense, excluding amortization of deferred stock compensation

      Sales and marketing expense was $25.3 million for the year ended December 31, 2000, an increase of $20.7 million, or 455%, from the year ended December 31, 1999. This increase was attributable to the expansion of our sales force and increased marketing activities in 2000. At December 31, 2000 we had approximately 126 sales and marketing employees, an increase of 105 from 21 employees at December 31, 1999.

     General and administrative expense, excluding amortization of deferred stock compensation

      General and administrative expense was $16.4 million for the year ended December 31, 2000, an increase of $12.9 million, or 374%, from the year ended December 31, 1999. The increase in general and administrative expense primarily reflected the expansion in infrastructure to support our planned growth. At December 31, 2000 we had approximately 83 general and administrative employees, an increase of 53 from 30 employees at December 31, 1999.

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

•	no expected dividend yield;

•	risk free interest rate of 5.50%;

•	expected volatility of 70%; and

•	contractual term of seven years.

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

      In a separate transaction in March 2000, as consideration for professional services rendered, we issued a warrant to purchase 200,000 shares of common stock to Fenwick & West LLP at an exercise price of $15.00 per share. The value of $1.5 million ascribed to the warrant was estimated using the Black-Scholes option valuation model using the following assumptions:

•	no expected dividend yield;

•	risk free interest rate of 5.50%;

•	expected volatility of 70%; and

•	contractual term of four years.

      The warrant was expensed upon issuance.

     Amortization of goodwill and intangibles

      Amortization of goodwill and intangibles was $3.6 million for the year ended December 31, 2000 and $1.8 million for the year ended December 31, 1999. We recorded goodwill of $5.7 million and intangibles of $1.2 million in relation to the acquisition of Object-Mart, Inc. on June 29, 1999. Goodwill and intangibles related to the acquisition of Object-Mart were being amortized over a period not exceeding two years from the acquisition date.

     Interest income, net

      Interest income, net was $13.3 million for the year ended December 31, 2000, an increase of $12.7 million from the year ended December 31, 1999. The increase was primarily due to the interest earned on the net cash proceeds received in connection with the completion of our initial public offering in June 2000 and our follow-on public offering in October 2000.

Liquidity and Capital Resources

      At December 31, 2001, our principal source of liquidity was our cash and cash equivalents of $338.5 million, short-term investments of $26.5 million and investments of $313.8 million that have been classified as long-term on our balance sheet based on scheduled maturity dates of greater than 12 months from the balance sheet date. As of December 31, 2000, we had cash and cash equivalents of $852.4 million. We did not have any short or long-term investments at December 31, 2000.

      From inception through our initial public offering in June 2000, we financed our operations primarily through private sales of convertible preferred stock, for net proceeds of approximately $145.9 million, and common stock, for net proceeds of approximately $1.2 million. In June 2000, we completed our initial public offering of our common stock and realized net proceeds from the offering of approximately $226.1 million, including $14.0 million from two private placements of common stock that closed concurrently with our initial public offering. In October 2000, we completed a follow-on public offering of 8,000,000 shares of common stock. Of these shares, we sold 5,646,643 shares and received net proceeds of approximately $401.5 million. The remaining 2,353,357 shares were sold by our existing stockholders. Concurrent with the completion of the follow-on public offering of common stock, we sold $300.0 million of 5% convertible subordinated notes due October 15, 2005. We received net proceeds of approximately $290.5 million, after deducting underwriting discounts and other expenses.

      We used $83.7 million of cash in operating activities in the year ended December 31, 2001, a decrease of $33.5 million from the $117.2 million used in the year ended December 31, 2000. The decrease resulted from net loss of

$188.3 million, an increase in accounts receivable of $26.0 million, an increase in inventory of $21.0 million, an increase in prepaid and other assets of $4.4 million and a decrease in accounts payable of $8.6 million, offset by total non-cash charges of $151.3 million, an increase in other accrued liabilities of $9.4 million and an increase in deferred revenue of $3.8 million. Non-cash charges for the year ended December 31, 2001 consisted of $38.6 million of depreciation and amortization, $27.0 million of amortization of deferred stock compensation, $74.5 million of restructuring, impairment and related charges, $8.2 million of expensed purchased in-process research and development, $1.9 million related to amortization of debt financing costs and $1.0 million expense associated with a charitable contribution. We used $117.2 million of cash in operating activities in 2000 and $29.6 million in 1999. Cash used in operations for the 2000 included a loss of $136.9 million, an increase of $24.1 million in accounts receivable, an increase in inventory of $61.0 million and an increase in prepaid expenses and other assets of $9.8 million, offset primarily by non-cash charges of $13.9 million for depreciation and amortization, $66.4 million related to amortization of deferred stock compensation and $4.6 million related to common stock warrant expense, and increases of $10.6 million related to accounts payable and $16.7 million related to other accrued expenses. Cash used in operations in 1999 included a loss of $46.6 million and an increase in inventory of $9.6 million, offset primarily by non-cash charges of $2.8 million for depreciation and amortization, $11.4 million related to amortization of deferred stock compensation and $2.9 million related to common stock warrant expense, and increases of $2.4 million related to accounts payable and $5.5 million related to other accrued liabilities.

      As part of our cash management strategy we invested some of our cash and cash equivalents in short to long-term marketable securities. We used $447.0 million of cash in investing activities in the year ended December 31, 2001, an increase of $394.7 million from the year ended December 31, 2000. The increase was primarily related to the investment of $483.9 million in marketable securities, net of proceeds of $145.1 million from sales and maturities of marketable securities, purchases of property and equipment of $90.2 million and a total of $18.0 million in payments to Finisar Corporation for the purchase of technology. We used $52.3 million in cash in investing activities in the year ended December 31, 2000, an increase of $45.7 million from the $6.6 million used in the year ended December 31, 1999. The increase was primarily related to the increase in purchases of property and equipment, and secondarily to minority investments we made during the year ended December 31, 2000. We used $6.6 million in cash in investing activities in 1999, including $4.9 million related to the purchase of property and equipment and the net cash portion of our acquisition of Object-Mart of $1.7 million.

      We generated $16.9 million in cash from financing activities for the year ended December 31, 2001, consisting of proceeds of $14.2 million from exercises of stock options and purchases under employee stock purchase plans and $3.4 million in proceeds from payments under stockholder notes receivable, net of $0.2 million used to repurchase unvested stock and $0.5 million related to payments under capital lease obligations. We generated $941.9 million in cash from financing activities in the year ended December 31, 2000, an increase of $844.7 million from the $97.1 million generated in the year ended December 31, 1999. This increase was primarily from the net proceeds from our initial public offering of our common stock, our follow-on equity offering, our issuance of convertible subordinated notes, and the private sales of convertible preferred stock. We generated $97.1 million in cash from financing activities in 1999 primarily from the private sales of convertible preferred stock and issuance of common stock.

      In February 2001, we acquired technology and other assets associated with Finisar Corporation’s customer premises equipment business. At closing, we paid $5.0 million in cash and issued 488,624 shares of common stock to Finisar. During 2001, we made additional cash payments related to this acquisition totaling $7.8 million These payments related to the delivery and acceptance of mutually agreed deliverables in accordance with the terms of the acquisition agreement. These payments also included $0.3 million related to the purchase of fixed assets and $0.2 million of acquisition costs incurred. At December 31, 2001, we have one remaining cash payment of up to $6.0 million, contingent upon the timely delivery and acceptance of the final mutually agreed upon deliverable, which is expected to be completed during the first half of 2002.

      We have an equipment financing facility that allows us to draw funds of up to $1.5 million to finance the purchase of equipment at an annual interest charge of 7.51%. This facility does not require us to maintain any financial covenants and will expire in December 2002. As of December 31, 2001, there was approximately $265,000 payable under this facility.

      Concurrent with the completion of the follow-on public offering of common stock, we sold $300.0 million of 5% convertible subordinated notes due October 15, 2005. We make interest payments on this note on a semi-annual basis in April and October. The convertible subordinated notes do not require us to maintain any financial covenants.

      As part of our restructuring program, we implemented a worldwide reduction in workforce that decreased our worldwide head count by approximately 16%, consolidated facilities and reduced manufacturing levels and capital expenditures. We expect that these plans will allow us to preserve cash flows in certain business operations while continuing to devote capital resources to continue our research and development activities, to develop our sales, marketing and customer service and support organizations, to support our information systems requirements and for other general corporate activities. The level of our capital requirements depend on numerous factors, including:

•	the resources we devote to developing, manufacturing, marketing, selling and supporting our products;

•	market acceptance of our products and the timing and extent of sales of our products; and

•	the timing and extent of capital expenditures required to establish our international operations.

      We fund our operations partially through cash generated from operations and partially through use of proceeds from our public offerings of common stock. Our cash generated from operations are dependent upon several factors, including the timing and volume of customer orders and timing of cash collections from customers. We believe that our current cash balances will be sufficient to fund our operations for at least the next 12 months.

      The following is a summary of our future minimum payments under contractual obligations as of December 31, 2001 (in thousands):

	Payments due by period

	2002	2003	2004	2005	2006	Thereafter	Total

Convertible subordinated notes(1)	$15,000	$15,000	$15,000	$311,875	$—	$—	$356,875
Capital lease obligations	227	51	—	—	—	—	278
Purchase commitments(2)	6,524	—	—	—	—	—	6,524
Operating leases	11,079	12,401	14,044	14,597	14,437	61,777	128,335
Contingent payment related to acquisition(3)	4,000	—	—	—	—	—	4,000

Total	$36,830	$27,452	$29,044	$326,472	$14,437	$61,777	$496,012

(1)	The terms of our $300.0 million convertible subordinated notes include interest at 5%, payable on a semi-annual basis on April 15 and October 15 of each year. The note is due on October 15, 2005, at which time we would be required to repay the principal if the notes are not converted.

(2)	Purchase commitments relate to amounts we are obligated to pay to our contract manufacturers and component suppliers for inventory.

(3)	We have one remaining payment based on completion and acceptance of a deliverable specified in the acquisition agreement related to the purchase of Finisar Corporation’s customer premises equipment business. This payment is expected to be paid in the first half of 2002 and is for up to $6.0 million, with a $4.0 million minimum requirement.

Recent Accounting Pronouncements

      In July 2001, the Financial Accounting Standards Board (the “FASB”) issued SFAS No. 141, “Business Combinations”. This Statement requires all business combinations to be accounted for using the purchase method of accounting and redefines goodwill and other intangibles that should be recognized separate from goodwill. We adopted SFAS 141, which is effective for all business combinations initiated after June 30, 2001.

      In July 2001, the FASB issued SFAS No. 142, “Goodwill and Other Intangible Assets”. This Statement requires that goodwill and other intangibles with an indefinite useful life not be amortized, but be tested for impairment at least annually. SFAS 142 is effective for fiscal years beginning after December 15, 2001; however, for new business combinations that occur after June 30, 2001, SFAS 142 is effective for those transactions. We adopted SFAS 142 beginning in our fiscal year 2002. We have a goodwill balance of $10.9 million at December 31, 2001, and are currently evaluating the impact of the impairment analysis under SFAS 142 on our financial statements and related disclosures.

      In June 2001, the FASB issued SFAS No. 143, “Accounting for Asset Retirement Obligations”. This Statement addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. This Statement applies to legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development or normal use of the asset. As used in this Statement, a legal obligation results from existing law, statute, ordinance, written or oral contract, or by legal construction of a contract under the doctrine of promissory estoppel. SFAS 143 is effective for fiscal years beginning after June 15, 2002. We do not expect the adoption of SFAS 143 to have a material impact on our financial position or results of operations.

      In August 2001, the FASB issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”. This Statement addresses financial accounting and reporting for the impairment or disposal of long-lived assets and supersedes SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of,” and the accounting and reporting provisions of APB No. 30, “Reporting the Results of Operations for a Disposal of a Segment of a Business.” SFAS 144 is effective for fiscal years beginning after December 15, 2001. We adopted SFAS 144 beginning in our fiscal year 2002. We do not expect the adoption of SFAS 144 to have a material impact on our financial position or results of operations.

RISKS THAT COULD AFFECT FUTURE RESULTS

      The factors discussed below are cautionary statements that identify important factors that could cause actual results to differ materially from those anticipated in the forward-looking statements in this Annual Report on Form 10-K.

We have a history of losses, expect to continue to incur additional losses, and may never achieve profitability.

      Through December 31, 2001, we incurred cumulative losses of $380.8 million, and we expect to continue to incur losses in the future. If we do not become profitable, the value of our stock will decrease. We have large fixed expenses associated with sales and marketing, research and development, manufacturing, and general and administrative activities. In February 2000, we began to ship our first product, and our revenue to date has been limited. In order for us to become profitable, we will need to generate and sustain higher revenue while maintaining reasonable cost and expense levels. A delay in generating or recognizing revenue could cause significant variations in our operating results from quarter to quarter and annually and could result in substantial operating losses.

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

      Since our quarterly revenue and operating results are difficult to predict and may fluctuate significantly from quarter to quarter, it is likely that in some future quarters, our operating results may be below the expectations of market analysts and investors. This could cause the trading price of our common stock to fall.

      For example, in the current quarter ending March 31, 2002, we expect that, as a result of lower than expected purchases by existing and potential customers, our revenue will be substantially lower than anticipated. This will have an adverse impact on our operating results.

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

If the proposed merger with CIENA is not completed, our business and stock price may be adversely affected.

      On February 17, 2002, we entered into an Agreement and Plan of Merger with CIENA Corporation. The merger is subject to a number of contingencies, including obtaining clearance from federal regulatory authorities under the Hart-Scott-Rodino Antitrust Improvements Act, approval by a majority vote of the stockholders of both companies and other customary closing conditions. In addition, a class action lawsuit has been filed against ONI Systems and our directors that seeks an injunction to prevent the consummation of the proposed merger. See Item 3 — “Legal Proceedings”. Therefore, there is a risk that the merger will not be completed or that it will not be completed in the expected time period. If the merger is not completed or the completion is substantially delayed, we could be subject to a number of risks that may adversely affect our business and stock price, including:

•	we would not realize the benefits, including a potentially enhanced financial and competitive position, that we expect from being part of a combined company;

•	the diversion of management attention from our day-to-day business and the unavoidable disruption to our relationships with customers and vendors as a result of efforts and uncertainties relating to the merger may detract from our ability to grow revenues and minimize costs, which, in turn may lead to a loss of market position that we could be unable to regain if the merger is not completed or is substantially delayed;

•	we could lose important personnel as a result of the departure of employees who decide to pursue other opportunities in light of the proposed merger;

•	we have and will continue to incur significant expenses related to the merger prior to its closing that may not be recovered;

•	depending on the circumstances, we may be obligated to pay CIENA a $36.7 million termination fee; and

•	we may be unable to respond effectively to competitive pressures, industry developments and future opportunities.

      In connection with the proposed merger, ONI Systems and CIENA will file a joint proxy statement/prospectus with the SEC. When the joint proxy statement/prospectus has been declared effective by the SEC, it will be mailed to all holders of ONI Systems common stock and will contain important information about ONI Systems, CIENA, and the proposed merger, risks relating to the merger and the combined company and related matters. ONI Systems urges all of its stockholders to read the definitive joint proxy statement/prospectus when it becomes available.

We may not be able to achieve the benefits we anticipate from the merger with CIENA.

      If the merger closes, ONI Systems’ and CIENA’s businesses may not be successfully integrated, and we may not achieve the benefits we envision from the merger. Among the risks associated with the success of the merger, there are:

•	the risks that the benefits, including expected synergies and cost savings, sought to be achieved by the merger may not be realized;

•	the risks due to the uncertain current and prospective market environment for CIENA’s and ONI Systems’ products;

•	the risk that CIENA and ONI Systems will not be able to integrate their respective products, technology and geographically dispersed organizations and other challenges related to the integration of the companies;

•	the risks that because the exchange ratio is fixed and will not be adjusted for changes in the market prices of either CIENA common stock or ONI Systems common stock, the per share value of the consideration to be received by ONI Systems stockholders might be less than the price per share implied by the exchange ratio immediately prior to the announcement of the merger;

•	the risk that the merger could adversely affect CIENA’s or ONI Systems’ relationships with current and potential customers;

•	the possibility of management and employee disruption associated with the merger and integrating the operations of the companies, and the risk that, despite the efforts of the combined company, key personnel of ONI Systems might not continue with the combined company; and

•	the difficulties associated with assimilating ONI Systems’ and CIENA’s operations and personnel while maintaining uniform standards, controls, procedures and policies in the combined company.

The proposed merger could have an adverse effect on our revenue and results of operations.

      Prior to the closing of the proposed merger or the termination of the Agreement and Plan of Merger, the announcement of the proposed merger creates uncertainty about ONI Systems’ future. As a result of this uncertainty, customers may decide to delay, defer, or cancel purchases of our products pending resolution of the proposed merger. If these decisions represent a significant portion of our anticipated revenue, our results of operations and quarterly revenues could be substantially below the expectations of market analysts. This could cause a reduction in the price of our common stock.

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

      We expect that substantially all of our revenue will depend on sales of our products to a small number of customers and that our revenue will only grow if these customers purchase substantial quantities of our products. As of December 31, 2001, we had 30 customers. Most of these customers are not contractually committed to purchase any minimum quantities of our products. If these customers or future customers do not purchase substantial quantities of our products for any reason, our ability to succeed would be harmed. The decision to purchase substantial quantities of our products will depend, in part, on our customers’ and potential customers’ desire and ability to introduce or expand commercial services. We cannot be sure that any customer will introduce or expand commercial services utilizing our products on a timely basis, if at all. Any delay in introducing, or failure to introduce, these services would seriously harm our revenue, results of operations and financial condition.

      In addition, if we fail to attract new customers, our growth will be limited. Specifically, we believe that our long-term success depends significantly on decisions by the regional bell operating companies in the United States and the postal telephone and telegraph operators in Europe to purchase substantial quantities of our products.

Our success depends on the success of the businesses of our customers and potential customers, which we have no ability to foresee or control.

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

      Specifically, many of our customers and potential customers are competitive local exchange carriers or other emerging service providers which are attempting to build new next generation networks. Building these networks requires substantial capital and, recently, access to capital for these service providers has been significantly restricted. As a result, some emerging service providers are scaling back their plans to expand their networks, filing for bankruptcy to reorganize their businesses or going out of business. For example, three of our customers have gone out of business or filed for bankruptcy, and we believe that there is a risk that additional customers and potential customers may go out of business or file for bankruptcy in 2002. If any of our significant customers go out of business or file for bankruptcy, they may delay purchases of or no longer purchase our equipment, which could harm our revenue, results of operations and financial condition. In addition, a bankruptcy court may allow for the resale of ONI Systems equipment by our customers and, as a result, our existing or potential customers may purchase ONI Systems equipment from our bankrupt customers rather than from us. Resale of substantial amounts of equipment in this manner could harm our revenue, results of operations and financial condition.

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

      We have limited experience in marketing and distributing our products internationally. International operations are subject to inherent risks, including:

•	lower margin sales, especially in Asia, resulting from customers making purchasing decisions based primarily on price rather than functionality;

•	longer accounts receivable payment cycles and increased efforts related to collecting accounts receivable;

•	difficulties and costs of staffing and managing foreign operations; and

•	certification requirements with which we may be unfamiliar.

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

We may need to rapidly expand our customer service and support organization to support large deployments by incumbent local exchange carriers.

      In the event that we receive large orders for our products from incumbent local exchange carriers in the United States and Europe, which we believe is crucial for our long term success, we will have to quickly increase our customer service and support organization. Our products are complex and require highly-trained customer service and support personnel. Hiring and training customer service and support personnel can be difficult in our industry due to the limited number of people available with the necessary technical skills. If we are unable to expand our customer service and support organization to meet the needs of incumbent local exchange carriers, we may not be able to sell our products to these customers.

If we lose key personnel, we may be unable to manage our business.

      Our future success depends upon the continued services of our executive officers and other key engineering, sales, marketing and support personnel, including Hugh C. Martin, our president, chief executive officer and chairman of our board of directors. None of our officers or key employees is bound by an employment agreement for any specific term, and we do not have “key person” life insurance policies covering any of our employees.

If our products do not operate properly with other equipment in our customers’ networks, we may suffer product installations delays, order cancellations or increased costs under warranty obligations, and our reputation could be harmed.

      Our products are designed to interoperate with our customers’ existing networks, each of which has its own specifications, is based on various industry standards and contains multiple generations of products from many vendors. If interoperability problems occur, they may cause us to incur warranty, support and repair costs, divert the attention of our engineering personnel from our product development efforts and suffer customer relations problems whether or not these problems are due to our products.

      In order to sell our products to regional bell operating companies, which we believe is crucial for our long term success, Telcordia Technologies, Inc. must certify that each of our products have successfully completed the OSMINE process. This process ensures interoperability of network solutions and operations support systems for these carriers. If our products are not certified as having successfully completed the OSMINE process or if certification is delayed, we will not be able to sell our products to these carriers.

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

      In March 2000, Nortel Networks filed suit against us in the United States District Court for the Northern District of California. The suit alleges that our products infringe five patents held by Nortel Networks, and sets forth allegations of misappropriation of trade secrets, unlawful business practices and common law unfair competition. We continue to investigate these allegations. Nortel Networks is seeking preliminary and permanent injunctions and damages against us in connection with these claims. If Nortel Networks is able to obtain an injunction preventing us from selling our products, we would suffer a substantial reduction in our revenues and incur losses over an extended period of time. We have incurred and expect to incur substantial legal and other expenses as well as diversion of management and technical time and attention in connection with this litigation. The expenses and diversion of resources associated with this litigation could seriously harm our business and financial condition and could affect our ability to raise capital in the future. In the event of an adverse ruling, we may be unable to sell our products or be required to pay substantial damages to Nortel Networks, and if this litigation is resolved by settlement, we might need to make substantial payments to Nortel Networks.

      In the future, we may be a party to litigation to protect our intellectual property or as a result of other alleged infringements of intellectual property. These claims and any resulting lawsuit, if successful, could subject us to significant liability for damages and invalidate our proprietary rights. These lawsuits, regardless of their success, would be time-

consuming and expensive to resolve and would divert management time and attention. Any potential intellectual property litigation also could force us to do one or more of the following:

•	stop selling, incorporating or using our products that use the challenged intellectual property;

•	obtain from the owner of the infringed intellectual property right a license to sell or use the relevant technology, which license may not be available on reasonable terms, or at all; or

•	redesign those products that use the challenged technology.

      If we are forced to take any of these actions, our business may be harmed. Although we carry general liability insurance, our insurance may not cover potential claims of this type or may not be adequate to indemnify us for all liability that may be imposed.

We may not be able to obtain additional financing to satisfy our future capital needs.

      In the future, we may need to raise additional capital in order to develop new services or products, or to acquire complementary services, businesses or technologies. Product development and acquisition activities are particularly capital-intensive in our industry. Additional financing may not be available on terms favorable to us, or at all. If we issue additional equity securities, stockholders may experience dilution or the new equity securities may have rights, preferences or privileges senior to those of the then-existing holders of common stock.

Acquisitions could disrupt our business and harm our financial condition.

      We intend to acquire or invest in complementary businesses, products and technologies. We may not successfully integrate any businesses, products, technologies or personnel that we might acquire and, as a result, our operating results could suffer. Any acquisitions or investments could lead to:

•	stock issuances that would reduce our current stockholders’ percentage ownership;

•	debt that will give rise to interest charges and may impose material restrictions on the manner in which we operate our business;

•	responsibility for unanticipated liabilities;

•	amortization expenses related to intangible assets;

•	large and immediate write-offs;

•	problems combining the purchased operations, technologies or products with ours;

•	unanticipated costs;

•	diversion of management’s attention from our core business;

•	adverse effects on existing relationships with suppliers and customers;

•	risks associated with entering markets in which we have limited prior experience; and

•	potential loss of key employees, particularly those of the acquired organizations.

Our ability to conduct business could be impacted by a variety of factors such as earthquakes, fires, terrorist activities and other unpredictable events.

      Unpredictable events that are beyond our control could impact our ability to conduct our business operations. For example, the aftermath of the September 11, 2001 terrorist attacks may affect our business opportunities and our ability to conduct our business. A decrease in business and consumer confidence in the economy and the stability of financial markets, resulting directly or indirectly from these attacks or domestic and foreign responses to these attacks, could lead to delays or reductions in capital expenditures by our customers and potential customers. In addition, further disruptions of the air transport system in the United States and abroad may negatively impact our ability to deliver products to customers, visit potential customers, provide support and service to our existing customers and obtain components in a timely fashion.

Insiders may be able to delay or prevent a change in corporate control, which could prevent you from realizing a premium over the market price of our common stock.

      As of December 31, 2001, our executive officers, directors and entities affiliated with them beneficially owned approximately 11.75% of our outstanding common stock. These stockholders, if acting together, may be able to influence matters requiring approval by our stockholders, including the election of directors and the approval of mergers or other business combination transactions.

      This ability to exercise influence over all matters requiring stockholder approval could prevent or significantly delay another company or person from acquiring or merging with us. As a result, offers to acquire ONI Systems that represent a premium over the available market price of our common stock may be withdrawn or otherwise fail to be realized.

      In connection with our merger agreement with CIENA, our executive officers and directors entered into voting agreements under which they agreed to vote their shares of our common stock, constituting approximately 11.5% of our outstanding common stock as of February 17, 2002, in favor of the merger with CIENA and against potential alternative transactions.

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

      The market price of our common stock has fluctuated significantly in the past and may fluctuate significantly in the future in response to a number of factors, some of which are beyond our control, including:

•	changes in financial estimates by securities analysts;

•	changes in market valuations of communications and Internet infrastructure-related companies;

•	announcements, by us or our competitors, of new products or of significant acquisitions, strategic partnerships or joint ventures;

•	volume fluctuations, which are particularly common among highly volatile securities of Internet-related companies; and

•	volatility of stock markets, particularly the Nasdaq National Market on which our common stock is listed.

      In addition, as a consequence of the announcement of our proposed merger with CIENA, we anticipate that changes in the price of our common stock will be substantially influenced by changes in the price of CIENA’s common stock.

      Following periods of volatility in the market price of a company’s securities, securities class action litigation has often been instituted against that company. We are currently named in securities class action lawsuits. The complaints in these lawsuits allege that the some of the underwriters who participated in our initial public offering received undisclosed fees or benefits and entered into undisclosed arrangements to inflate the market price of our common stock. See Item 3 — “Legal Proceedings”. The current lawsuits and any future litigation, if instituted, could result in substantial costs and a diversion of management’s attention.

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

      Provisions of Delaware law, our certificate of incorporation and bylaws could have the effect of delaying or preventing a third party from acquiring us, even if a change in control would be beneficial to our stockholders. These provisions include:

•	authorizing the issuance of preferred stock without stockholder approval;

•	providing for a classified board of directors with staggered, three-year terms;

•	prohibiting cumulative voting in the election of directors;

•	prohibiting stockholders from calling stockholders meetings; and

•	prohibiting stockholder actions by written consent.

      These provisions and other provisions of Delaware law could make it more difficult for a third party to acquire us, even if doing so would benefit our stockholders. As a result, offers to acquire ONI Systems that represent a premium over the available market price of our common stock may be withdrawn or otherwise fail to be realized.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest rate sensitivity

      We do not currently use derivative financial instruments for speculative trading or hedging purposes. We maintain our cash equivalents in money market funds.

          Short and long-term investments

      As of December 31, 2001, we hold our short and long-term investments with two major financial institutions and our exposure to market risk for changes in interest rates relate primarily to our investment portfolio. We do not use derivative financial instruments in our investment portfolio. The primary objective of our investment activities is to preserve principal while maximizing yields without significantly increasing risk. This is accomplished by investing in widely diversified investments, consisting only of investment grade securities. We do hold investments in both fixed rate and floating rate interest earning instruments, which carry a degree of interest rate risk. Fixed rate securities may have their fair market value adversely impacted due to a rise in interest rates, while floating rate securities may produce less income than expected if interest rates fall.

      The table below presents our investments and related weighted-average interest rates by remaining maturity at December 31, 2001 (in thousands except for interest rates).

		Maturing
	Maturing in	Between Three	Maturing in
	Three Months	Months and	Greater Than
	or Less	One Year	One Year	Total

Included in cash and cash equivalents	$338,511	$—	$—	$338,511
Weighted average interest rate	3.74%	—	—	3.74%
Included in short-term investments	$—	$26,456	$—	$26,456
Weighted average interest rate	—	5.06%	—	5.06%
Included in long-term investments	$—	$—	$313,834	$313,834
Weighted average interest rate	—	—	4.53%	4.53%
Total portfolio	$338,511	$26,456	$313,834	$678,801
Weighted average interest rate	3.74%	5.06%	4.53%	4.15%

          Other investments

      Other assets include equity investments in two privately-held companies. These investments were accounted for using the cost method. During the year ended December 31, 2001, we determined that one of these investments had incurred a decline in value that was other-than-temporary, and we recorded an impairment charge of $4.0 million to reduce this equity investment to an estimated recoverable value. This impairment charge is included in other income (expense), net for the year ended December 31, 2001.

          Subordinated convertible notes

      Our subordinated convertible notes were issued at a fixed interest rate and with fixed conversion rates and therefore do not expose us to the risk of earnings or cash flow loss due to changes in market interest rates.

Exchange rate sensitivity

      Currently, the majority of our sales and expenses are denominated in United States dollars. The expenses related to international subsidiaries whose functional currency is the local currency have not been significant. Therefore, we have had no material exposure to foreign currency rate fluctuation and have not engaged in any foreign exchange hedging activities to date. With the expansion of our international sales and service organization we currently have an insignificant level of transactions denominated in other than the United States dollar, and we expect to conduct a more significant number of transactions in foreign currencies in the future, so we may engage in foreign exchange hedging activities at that time. We develop products in the United States and market our products in the United States, Europe and Asia Pacific. As a result, our financial results could be affected by factors such as changes in foreign currency exchange rates or weak economic conditions in foreign markets. Since the majority of our sales are currently made in U.S. dollars, a strengthening of the dollar could make our products less competitive in foreign markets.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

ONI SYSTEMS CORP.

Annual Financial Statements

      The following consolidated financial statements, and the related notes thereto of ONI, and the Report of KPMG LLP, independent auditors, are filed as a part of this Annual Report on Form 10-K.

REPORT OF KPMG LLP, INDEPENDENT AUDITORS

The Board of Directors and Stockholders of ONI Systems Corp:

      We have audited the accompanying consolidated balance sheets of ONI Systems Corp. as of December 31, 2001 and 2000, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2001. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

      In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of ONI Systems Corp. as of December 31, 2001 and 2000, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States of America.

KPMG LLP

Mountain View, California
January 31, 2002,
except Note 17, which is as
of February 20, 2002

ONI SYSTEMS CORP.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

	December 31,

	2001	2000

ASSETS
Current assets:
Cash and cash equivalents	$338,511	$852,360
Short-term investments	26,457	—
Accounts receivable, net of allowance for doubtful accounts of $5,745 and $0 at December 31, 2001 and 2000, respectively	43,945	24,309
Inventory	53,836	70,626
Prepaid expenses and other current assets	11,114	7,950

Total current assets	473,863	955,245
Property and equipment, net	97,286	41,581
Long-term investments	313,834	—
Other assets	7,907	16,829
Goodwill and intangibles, net	23,465	1,813

Total assets	$916,355	$1,015,468

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$8,953	$17,518
Accrued liabilities	44,076	18,492
Deferred revenue	5,281	1,466
Current portion of capital lease obligations	217	161

Total current liabilities	58,527	37,637
Capital lease obligations, less current portion	48	187
Convertible subordinated notes	300,000	300,000

Total liabilities	358,575	337,824

Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.0001 par value per share, 10,000,000 shares authorized; no shares issued and outstanding at December 31, 2001 and 2000, respectively	—	—
Common stock, $0.0001 par value per share, 700,000,000 shares authorized at December 31, 2001 and 2000; 140,392,985 and 133,089,074 shares issued and outstanding at December 31, 2001 and 2000, respectively	14	13
Additional paid-in capital	958,773	933,670
Notes receivable from stockholders	(4,124)	(7,545)
Deferred stock compensation	(17,526)	(55,984)
Accumulated other comprehensive income	1,419	—
Accumulated deficit	(380,776)	(192,510)

Total stockholders’ equity	557,780	677,644

Total liabilities and stockholders’ equity	$916,355	$1,015,468

See accompanying notes to consolidated financial statements.

ONI SYSTEMS CORP.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except share and per share data)

	Years ended December 31,

	2001	2000	1999

Revenue	$195,680	$59,662	$3,034
Cost of goods sold, excluding amortization of deferred stock compensation:
Product sales	121,281	39,980	1,032
Inventory related charges	45,335	—	—

Gross profit	29,064	19,682	2,002

Operating expenses:
Research and development, excluding amortization of deferred stock compensation	78,355	53,654	24,858
Sales and marketing, excluding amortization of deferred stock compensation	51,322	25,304	4,557
General and administrative, excluding amortization of deferred stock compensation	37,388	16,385	3,455
Restructuring and impairment charges	17,350	—	—
Amortization of deferred stock compensation*	27,009	66,413	11,422
Common stock warrant expense	—	4,545	2,891
Amortization of goodwill and intangibles	9,067	3,594	1,842
In-process research and development	8,240	—	170

Total operating expenses	228,731	169,895	49,195

Operating loss	(199,667)	(150,213)	(47,193)
Interest income	33,697	16,921	865
Interest expense	(15,025)	(3,163)	(153)
Other expense, net	(6,859)	(425)	(89)

Loss before income taxes	(187,854)	(136,880)	(46,570)
Income taxes	412	7	2

Net loss	(188,266)	(136,887)	(46,572)
Beneficial conversion of preferred stock	—	4,242	—

Net loss attributable to common stockholders	$(188,266)	$(141,129)	$(46,572)

Basic and diluted net loss per share	$(1.40)	$(1.22)	$(2.58)
Weighted-average shares outstanding used in computing basic and diluted net loss per share	134,756,048	115,587,139	18,043,188

Comprehensive loss:
Net loss	$(188,266)	$(136,887)	$(46,572)
Unrealized gain on investments	1,504	—	—
Foreign currency translation adjustment	(85)	—	—

Other comprehensive income	1,419	—	—

Comprehensive loss	$(186,847)	$(136,887)	$(46,572)

*Amortization of deferred stock compensation:
Cost of goods sold	$4,141	$8,133	$—
Research and development	11,205	32,623	8,142
Sales and marketing	7,937	15,468	1,583
General and administrative	3,726	10,189	1,697

	$27,009	$66,413	$11,422

See accompanying notes to consolidated financial statements.

ONI SYSTEMS CORP.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Years ended December 31,

	2001	2000	1999

Cash flows from operating activities:
Net loss	$(188,266)	$(136,887)	$(46,572)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	38,639	13,948	2,806
Amortization of deferred stock compensation	27,009	66,413	11,422
Restructuring, impairment and related charges (see note 2)	74,519	—	—
Purchased in-process research and development	8,240	—	170
Amortization of debt financing costs	1,896	392	54
Charitable contribution	1,000	—	—
Loss on disposal of property and equipment	—	112	164
Common stock warrant expense	—	4,545	2,891
Stock-based compensation for non-employees	—	326	170
Changes in operating assets and liabilities:
Accounts receivable	(26,038)	(24,146)	1,570
Inventory	(20,981)	(60,977)	(9,649)
Prepaid expenses and other assets	(4,357)	(9,755)	(534)
Accounts payable	(8,565)	10,616	2,393
Other accrued liabilities	9,375	16,712	5,528
Deferred revenue	3,815	1,466	—

Net cash used in operating activities	(83,714)	(117,235)	(29,587)

Cash flows used in investing activities:
Purchase of property and equipment and intangibles	(90,204)	(47,314)	(4,859)
Proceeds from disposal of property and equipment	—	173	—
Purchases of marketable securities	(483,886)	—	—
Proceeds from sales and maturities of marketable securities	145,099	—	—
Purchases of privately-held investments	—	(5,150)	—
Acquisitions of businesses, net of cash acquired	(17,963)	—	(1,744)

Net cash used in investing activities	(446,954)	(52,291)	(6,603)

Cash flows from financing activities:
Proceeds from issuance of convertible subordinated notes, net of issuance costs	—	290,529	—
Payments under capital lease obligations	(513)	(185)	(52)
Proceeds from issuances of common stock, net of issuance costs	14,165	628,912	272
Proceeds from issuance of preferred stock, net of issuance costs	—	21,960	96,889
Repurchases of unvested stock	(169)	—	—
Payment on stockholder notes	3,421	647	12

Net cash provided by financing activities	16,904	941,863	97,121
Effect of exchange rate changes on cash and cash equivalents	(85)	—	—

Net increase (decrease) in cash and cash equivalents	(513,849)	772,337	60,931
Cash and cash equivalents at beginning of year	852,360	80,023	19,092

Cash and cash equivalents at end of year	$338,511	$852,360	$80,023

Supplemental disclosures of cash flow information
Interest paid during year	$14,525	$37	$16

Taxes paid during year	$227	$7	$2

Noncash investing and financing activities:
Equipment recorded under capital leases	$430	$—	$467

Issuance (cancellation) of common stock for future services, net	$(3,077)	$86,865	$41,730

Issuance of common stock in connection with business acquisitions	$21,340	$—	$5,875

Issuance of common stock upon exercise of options in exchange for notes receivable	$—	$4,652	$3,713

Issuance of preferred stock in exchange for leased facilities	$—	$—	$182

Issuance of warrants in connection with debt financing	$—	$—	$204

See accompanying notes to consolidated financial statements.

ONI SYSTEMS CORP.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

Years ended December 31, 2001, 2000 and 1999
(In thousands, except share data)

	Convertible					Notes	Services
	preferred stock		Common stock		Additional	receivable	receivable
					paid-in	from	from
	Shares	Amount	Shares	Amount	capital	stockholders	stockholder

Balances as of December 31, 1998	50,580,190	$5	18,001,248	$2	$34,955	$(123)	$—
Exercise of options for cash	—	—	3,023,220	—	272	—	—
Issuance of Series E preferred stock, net of $37 in issuance costs	8,001,824	1	—	—	7,263	—	—
Issuance of Series E preferred stock in exchange for services	200,000	—	—	—	182	—	(182)
Performance of services	—	—	—	—	—	—	97
Issuance of common stock for acquisition of Object-Mart	—	—	4,569,276	—	5,874	—	—
Issuance of Series F preferred stock, net of $21 in issuance costs	8,249,468	1	—	—	14,969	—	—
Exercise of options for notes receivable	—	—	5,685,846	1	3,712	(3,713)	—
Payment on stockholder notes	—	—	—	—	—	12	—
Issuance of warrants in connection with debt financing	—	—	—	—	204	—	—
Issuance of Series G preferred stock, net of $45 in issuance costs	11,824,418	1	—	—	74,655	—	—
Issuance of warrants in connection with purchase and license agreement	—	—	—	—	2,891	—	—
Stock-based compensation to non- employees	—	—	—	—	73	—	—
Deferred stock compensation	—	—	—	—	41,731	—	—
Amortization of deferred stock compensation	—	—	—	—	—	—	—
Net loss	—	—	—	—	—	—	—

Balances as of December 31, 1999	78,855,900	$8	31,279,590	$3	$186,781	$(3,824)	$(85)

[Additional columns below]

[Continued from above table, first column(s) repeated]

		Accumulated
	Deferred	other		Total
	stock	comprehensive	Accumulated	stockholders’
	compensation	income	deficit	equity

Balances as of December 31, 1998	$(5,223)	$—	$(9,051)	$20,565
Exercise of options for cash	—	—	—	272
Issuance of Series E preferred stock, net of $37 in issuance costs	—	—	—	7,264
Issuance of Series E preferred stock in exchange for services	—	—	—	—
Performance of services	—	—	—	97
Issuance of common stock for acquisition of Object-Mart	—	—	—	5,874
Issuance of Series F preferred stock, net of $21 in issuance costs	—	—	—	14,970
Exercise of options for notes receivable	—	—	—	—
Payment on stockholder notes	—	—	—	12
Issuance of warrants in connection with debt financing	—	—	—	204
Issuance of Series G preferred stock, net of $45 in issuance costs	—	—	—	74,656
Issuance of warrants in connection with purchase and license agreement	—	—	—	2,891
Stock-based compensation to non- employees	—	—	—	73
Deferred stock compensation	(41,731)	—	—	—
Amortization of deferred stock compensation	11,422	—	—	11,422
Net loss	—	—	(46,572)	(46,572)

Balances as of December 31, 1999	$(35,532)	$—	$(55,623)	$91,728

See accompanying notes to consolidated financial statements.

ONI SYSTEMS CORP.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY — (Continued)

Years ended December 31, 2001, 2000 and 1999
(In thousands, except share data)

	Convertible					Notes	Services
	preferred stock		Common stock		Additional	receivable	receivable
					paid-in	from	from
	Shares	Amount	Shares	Amount	capital	stockholders	stockholder

Exercise of options for cash	—	$—	4,106,514	$—	$1,286	$—	$—
Exercise of options for notes receivable	—	—	2,675,860	—	4,652	(4,652)	—
Payment on stockholder notes	—	—	—	—	—	647	—
Issuance of common shares in exchange for services	—	—	18,002	—	57	—	—
Exercise of common stock warrants	—	—	507,483	—	—	—	—
Issuance of Series G shares, net of $8 in issuance costs	310,000	—	—	—	4,341	—	—
Issuance of Series G shares in exchange for services	29,000	—	—	—	406	—	—
Amortization of cost of preferred stock issued for leased facility	—	—	—	—	—	—	85
Issuance of warrants in connection with purchase and license agreement	—	—	—	—	3,000	—	—
Issuance of warrants in exchange for services	—	—	—	—	1,545	—	—
Deferred stock compensation	—	—	—	—	84,262	—	—
Amortization of deferred stock compensation	—	—	—	—	—	—	—
Issuance of Series H shares	1,333,333	—	—	—	20,000	—	—
Repurchase of common stock	—	—	(1,069,615)	—	(284)	284	—
Issuance of common stock, net of issuance costs of $37,049	—	—	15,406,643	2	627,624	—	—
Conversion of preferred stock to common stock	(80,528,233)	(8)	80,164,597	8	—	—	—
Net loss	—	—	—	—	—	—	—

Balances as of December 31, 2000	—	$—	133,089,074	$13	$933,670	$(7,545)	$—

[Additional columns below]

[Continued from above table, first column(s) repeated]

		Accumulated
	Deferred	other		Total
	stock	comprehensive	Accumulated	stockholders’
	compensation	income	deficit	equity

Exercise of options for cash	$—	$—	$—	$1,286
Exercise of options for notes receivable	—	—	—	—
Payment on stockholder notes	—	—	—	647
Issuance of common shares in exchange for services	—	—	—	57
Exercise of common stock warrants	—	—	—	—
Issuance of Series G shares, net of $8 in issuance costs	(2,381)	—	—	1,960
Issuance of Series G shares in exchange for services	(222)	—	—	184
Amortization of cost of preferred stock issued for leased facility	—	—	—	85
Issuance of warrants in connection with purchase and license agreement	—	—	—	3,000
Issuance of warrants in exchange for services	—	—	—	1,545
Deferred stock compensation	(84,262)	—	—	—
Amortization of deferred stock compensation	66,413	—	—	66,413
Issuance of Series H shares	—	—	—	20,000
Repurchase of common stock	—	—	—	—
Issuance of common stock, net of issuance costs of $37,049	—	—	—	627,626
Conversion of preferred stock to common stock	—	—	—	—
Net loss	—	—	(136,887)	(136,887)

Balances as of December 31, 2000	$(55,984)	$—	$(192,510)	$677,644

See accompanying notes to consolidated financial statements.

ONI SYSTEMS CORP.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY — (Continued)

Years ended December 31, 2001, 2000 and 1999
(In thousands, except share data)

	Convertible					Notes	Services
	preferred stock		Common stock		Additional	receivable	receivable
					paid-in	from	from
	Shares	Amount	Shares	Amount	capital	stockholders	stockholder

Exercise of options for cash	—	$—	6,563,321	$1	$7,053	$—	$—
Issuance of common stock in connection with employee stock purchase plan	—	—	374,186	—	7,724	—	—
Payment on stockholder notes	—	—	—	—	—	3,421	—
Stock option acceleration associated with reduction in force	—	—	—	—	217	—	—
Exercise of common stock warrants	—	—	41,070	—	—	—	—
Issuance of common stock in connection with purchase of Finisar Corporation business	—	—	488,624	—	21,340	—	—
Deferred stock compensation, net of cancellations related to terminated employees	—	—	—	—	(3,077)	—	—
Amortization of deferred stock compensation	—	—	—	—	(8,372)	—	—
Issuance costs of common stock	—	—	—	—	(613)	—	—
Repurchase of common stock	—	—	(280,250)	—	(169)	—	—
Charitable contribution	—	—	116,960	—	1,000	—	—
Accumulated other comprehensive income	—	—	—	—	—	—	—
Net loss	—	—	—	—	—	—	—

Balances as of December 31, 2001	—	$—	140,392,985	$14	$958,773	$(4,124)	$—

[Additional columns below]

[Continued from above table, first column(s) repeated]

		Accumulated
	Deferred	other		Total
	stock	comprehensive	Accumulated	stockholders’
	compensation	income	deficit	equity

Exercise of options for cash	$—	$—	$—	$7,054
Issuance of common stock in connection with employee stock purchase plan	—	—	—	7,724
Payment on stockholder notes	—	—	—	3,421
Stock option acceleration associated with reduction in force	—	—	—	217
Exercise of common stock warrants	—	—	—	—
Issuance of common stock in connection with purchase of Finisar Corporation business	—	—	—	21,340
Deferred stock compensation, net of cancellations related to terminated employees	3,077	—	—	—
Amortization of deferred stock compensation	35,381	—	—	27,009
Issuance costs of common stock	—	—	—	(613)
Repurchase of common stock	—	—	—	(169)
Charitable contribution	—	—	—	1,000
Accumulated other comprehensive income	—	1,419	—	1,419
Net loss	—	—	(188,266)	(188,266)

Balances as of December 31, 2001	$(17,526)	$1,419	$(380,776)	$557,780

See accompanying notes to consolidated financial statements.

ONI SYSTEMS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share and per share data)

(1) Description of Business and Significant Accounting Policies

     (a) Description of Business

      ONI Systems Corp. develops, markets and sells optical communications networking equipment specifically designed to address the bandwidth and service limitations of metropolitan area and regional networks.

      ONI was originally incorporated in California, as Optical Networks, Incorporated, on October 20, 1997, and through November 1999, was considered to be in the development stage, principally engaged in research and development, raising capital and building its management team. ONI recognized its first commercial sale in the fourth quarter of 1999 with the licensing of its network operating system. Historically, ONI also recognized revenue derived from research and development contracts with agencies of the United States government. These contracts were completed in June 1999. In April 2000, ONI was reincorporated in Delaware and changed its name to ONI Systems Corp. Share capital information for all periods has been retroactively adjusted to reflect the par value of common and preferred stock and amounts of paid-in capital.

     (b) Principles of Consolidation

      The accompanying consolidated financial statements include the financial statements of ONI and its wholly-owned subsidiaries. All significant intercompany balances and transactions have been eliminated on consolidation.

      ONI translates the assets and liabilities of international subsidiaries whose functional currency is the local currency rather than the U.S. dollar, into dollars at the current rates of exchange in effect at the balance sheet date. ONI’s international subsidiaries are located in Canada, France, Germany, Japan, Korea, the Netherlands, Singapore, and the United Kingdom. Revenues and expenses are translated using average rates in effect during the period. Currency translation gains and losses from translation adjustments are included in stockholders’ equity in accumulated other comprehensive loss on the consolidated balance sheets. Currency transaction gains or losses, derived on monetary assets and liabilities stated in a currency other than the functional currency, are recognized in current operations and have not been significant to the Company’s operating results in any period.

     (c) Stock Splits

      Share information for all periods has been retroactively adjusted to reflect a two-for-three reverse split of Series B and Series C preferred stock effected in August 1999, a two-for-one split of common stock, Series D and Series E preferred stock effected in August 1999 and a two-for-one common and preferred stock split effected in February 2000.

     (d) Use of Estimates

      The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires ONI to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses, and to disclose contingent assets and liabilities at the date of the consolidated financial statements and the reported results of operations during the reporting period. Specifically, there are significant estimates and management judgments related to the allowance for doubtful accounts, market value of inventory and warranty reserves. Actual results could differ from those estimates.

     (e) Cash and Cash Equivalents

      ONI considers all highly liquid investments with original maturities of three months or less at the date of purchase to be cash equivalents. As of December 31, 2001 and 2000, cash equivalents totaled $319,000 and $847,400, respectively. Cash equivalents consisted primarily of money market funds.

     (f) Investments

      Short and long-term investments are comprised of marketable securities. All of ONI’s short and long-term investments are classified as available-for-sale. These investments are carried at fair value, based on quoted market prices, and unrealized gains and losses, net of taxes, are included in accumulated other comprehensive income, as a separate

ONI SYSTEMS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(In thousands, except share and per share data)

component of stockholders’ equity. Realized gains or losses upon sale or maturity of these investments and declines in value determined to be other than temporary, if any, are included in other income and expense.

      ONI has two equity investments in privately-held companies. These investments are included in other assets on the balance sheet and are generally carried at cost as ONI owns less than 20% of the voting equity and does not have the ability to exercise significant influence over these companies. As of December 31, 2001, the carrying value of these investments was $1,150. These investments are inherently high risk as the market for the products being developed by these companies are usually early stage at the time of ONI’s investment, and such markets may never be significant. ONI monitors these investments for impairment and makes appropriate reductions in carrying value when necessary.

     (g) Inventory

      Inventories are stated at the lower of average cost or market, with cost determined on the first-in, first-out basis. Inventory values are evaluated regularly for impairment resulting from excess of carrying value over the estimated market value of inventory. Estimates of market value of inventory are based on several factors, including assumptions of future demand of products, planned product releases and overall market conditions.

     (h) Property and Equipment

      Property and equipment are stated at cost and are depreciated using the straight-line method over the estimated useful lives of the related assets, ranging from one to five years. Leasehold improvements and assets recorded under capital leases are amortized on a straight-line basis over the lesser of the related asset’s estimated useful life or the remaining lease term.

     (i) Goodwill and Intangibles

      Goodwill represents the excess of the purchase price over the fair value of the net assets acquired in the Object-Mart, Inc. business combination and net assets acquired in connection with ONI’s acquisition of Finisar Corporation’s customer premises equipment business. Goodwill is recorded at cost less accumulated amortization. ONI has capitalized the cost of identifiable intangibles associated with these acquisitions. Goodwill and intangibles are amortized over their estimated useful lives, not exceeding three years.

     (j) Research and Development Costs

      ONI’s products are technical in nature and require a significant and continuing research and development effort. All research and development costs are expensed as incurred. Statement of Financial Accounting Standards (SFAS) No. 86, “Accounting for the Costs of Computer Software to Be Sold, Leased, or Otherwise Marketed”, requires the capitalization of certain software development costs incurred subsequent to the date technological feasibility is established and prior to the date the product is generally available for sale. The capitalized cost is then amortized over the estimated life of the product. To date, ONI has not capitalized any software development costs because capitalizable costs meeting the requirements of SFAS No. 86 have not been significant.

     (k) Revenue Recognition

      Revenue is derived from sales of hardware, software and services. Revenue is accounted for in accordance with Staff Accounting Bulletin (SAB) No. 101, which summarizes the SEC Staff’s views in applying generally accepted accounting principles to revenue recognition in financial statements, Statement of Position (SOP) 97-2, “Software Revenue Recognition” and SOP 98-9, “Software Revenue Recognition with Respect to Certain Arrangements”. For hardware transactions where software is not incidental, ONI applies the provisions of SOP 97-2 and SOP 98-9, and does not segregate the fee between hardware and software or apply separate accounting guidance to the hardware and software elements. For hardware transactions where no software is involved, ONI applies the provisions of SAB 101. The application of the provisions of SAB 101, SOP 97-2 and SOP 98-9 requires significant judgments and estimates by ONI in connection with the revenue recognized in any accounting period.

ONI SYSTEMS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(In thousands, except share and per share data)

      ONI recognizes revenue from product sales upon shipment when the following provisions are met: (a) persuasive evidence of an arrangement exists, generally based on an executed contract and non-binding purchase order; (b) the product has been delivered, typically to a common carrier; (c) the fee is fixed and determinable; and (d) collection of the resulting receivable is probable. When the arrangement with the customer includes future obligations or obtaining customer acceptance, revenue is recognized when those obligations have been met or customer acceptance has been received. ONI assesses collection based on a number of factors, including customer’s payment patterns and the credit-worthiness of the customer. If collection of a fee is not probable, the fee is deferred and revenue is recognized at the time collection becomes probable, which is generally upon receipt of cash.

      Services revenue consists primarily of installation services and, to a lesser extent, of service contracts for maintenance. Revenues from installation services are recognized upon completion of the installation. Revenues from service contracts are recognized over the life of the service contract, generally twelve months.

      For arrangements with multiple elements the fair value of each element is allocated based on separate sales or renewals to other customers or upon renewal rates quoted in the contracts. Fair value of services, such as training, is based upon separate sales of these services to other customers. For transactions that include hardware, software and installation services within one arrangement, installation services are not considered essential to the functionality of the products sold. Installation services do not significantly change the function of the products sold, have in the past generally been completed within expected timelines and have at times been performed by other vendors. Revenue associated with the hardware and software in these arrangements is generally recognized upon shipment.

      Deferred revenue represents amounts billed in excess of revenue recognized. Deferred revenue includes service contract revenue to be recognized over future periods, as well as fair value of future obligations under multiple element arrangements.

      In 1999, ONI derived most of its revenue from contracts with agencies of the United States government. These contracts include cost-plus and fixed price contracts, and revenue is recorded as earned as defined within the specific agreements. Revenue from cost-plus contracts is billed and recognized at the time the costs are incurred. Revenue for fixed price contracts is recognized when milestones are completed and product or reports, if any, committed for the milestones are shipped, which approximates the percentage-of-completion method. Amounts designated as withholdings are not recognized until completion of the contract.

          (l) Warranty Reserves

      ONI provides a limited warranty for its products. Estimated costs of product warranty obligations are recorded at the time revenue is recognized. Costs accrued are based on estimates of product failure rates, material usage and expected service costs incurred in correcting any product failure reported under warranty coverage.

      At December 31, 2001 and 2000, the warranty reserve totaled $5,937 and $1,879, respectively.

          (m) Income Taxes

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

          (n) Fair Value of Financial Instruments

      The fair value of ONI’s cash and cash equivalents, investments, accounts receivable, prepaid expenses and other current assets, accounts payable and accrued liabilities approximates their carrying values due to the short-term nature of those instruments.

ONI SYSTEMS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(In thousands, except share and per share data)

      The fair value of short-term and long-term capital lease obligations is estimated based on current interest rates available to ONI for debt instruments with similar terms, degrees of risk and remaining maturities. The carrying values of these obligations approximate their respective fair values. The carrying amount and fair value of the subordinated convertible notes was $300,000 and $265,570, respectively at December 31, 2001. The fair value of subordinated convertible notes is based upon quoted market rates. Although the fair value of the subordinated convertible notes is less than the carrying amount, settlement at the reported fair value may not be possible or may not be a prudent management decision for various reasons.

          (o) Concentrations of Risk

      Financial instruments, that potentially subject ONI to concentrations of credit risk, consist primarily of cash and cash equivalents, short and long-term investments and accounts receivable. ONI’s cash and cash equivalents and short and long-term investments are maintained with highly accredited financial institutions.

      For the year ended December 31, 2001, there were two customers that represented 16% and 13% of total revenue and four customers that represented 23%, 15%, 12% and 11% of accounts receivables at December 31, 2001. For the year ended December 31, 2000, there were four customers that represented 17%, 15%, 12% and 10% of total revenue and 21%, 32%, 11% and 9% of accounts receivable, respectively. One customer represented more than 10% of total revenues both in the year ended December 31, 2001 and in the year ended December 31, 2000. ONI performs ongoing credit evaluations of customer financial condition. ONI maintains an allowance for doubtful accounts on a specific identification basis due to the limited number of customers.

      ONI receives certain components of its products from sole or limited source suppliers. Additionally, ONI relies on a single contract manufacturer to complete most of the manufacturing of optical assemblies for its products.

          (p) Stock-Based Compensation

      ONI accounts for stock-based awards to employees using the intrinsic value method consistent with the method described in Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees” and Financial Accounting Standards Board Interpretation (FIN) No. 44, “Accounting for Certain Transactions involving Stock Compensation — an Interpretation of APB Opinion No. 25”. Expense associated with stock-based compensation is being amortized on an accelerated basis over the vesting period of the individual award consistent with the method described in FIN 28, “Accounting for Stock Appreciation Rights and Other Variable Stock Option or Award Plan”. Pursuant to SFAS No. 123, “Accounting for Stock-Based Compensation”, ONI discloses the pro-forma effect of using the fair value method of accounting for employee stock-based compensation arrangements.

      For non-employees, ONI computes the fair value of stock-based compensation in accordance with SFAS No. 123 and Emerging Issues Task Force (EITF) 96-18, “Accounting for Equity Instruments that are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services”.

          (q) Impairment of Long-Lived Assets

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

          (r) Other Comprehensive Income

      Other comprehensive income refers to revenues, expenses, gains and losses that are not included in net income, but rather are recorded directly in stockholders’ equity. As of December 31, 2001, accumulated other comprehensive income includes unrealized gains and losses on available-for-sale investments and cumulative translation adjustments related to the translation of non-US dollar denominated financial statements of ONI’s wholly-owned subsidiaries.

ONI SYSTEMS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(In thousands, except share and per share data)

          (s) Net Loss Per Share

      Basic and diluted net loss per share have been computed in accordance with SFAS No. 128, “Earnings per Share”. Basic net loss per share has been computed using the weighted-average number of common shares outstanding during the period. Diluted net loss per share is computed using the weighted-average number of common shares and dilutive potential common shares outstanding during the period, using the as-if-converted method for convertible preferred shares and the treasury stock method for options and warrants. All potential common shares have been excluded from the computation of diluted net loss per share for all periods presented because the effect would be antidilutive. The following table presents the calculation of basic and diluted net loss per share:

	Years ended December 31,

	2001	2000	1999

Net loss attributable to common stockholders	$(188,266)	$(141,129)	$(46,572)
Basic and diluted:
Weighted-average shares of stock outstanding	137,688,872	121,745,982	21,873,721
Less: weighted-average shares subject to repurchase	2,932,824	6,158,843	3,830,533
Weighted-average shares used in computing basic and diluted net loss per common share	134,756,048	115,587,139	18,043,188
Basic and diluted net loss per common share	$(1.40)	$(1.22)	$(2.58)

      Diluted net loss per share does not include the effects of the following potential common shares:

	Years ended December 31,

	2001	2000	1999

Shares issuable under stock options	12,521,185	19,640,187	17,548,724
Shares of unvested stock subject to repurchase	2,932,824	6,435,277	8,587,699
Shares issuable pursuant to stock warrants to purchase common stock	861,850	923,000	733,468
Shares issuable pursuant to warrants to purchase convertible preferred stock	—	—	277,926
Shares issuable related to convertible preferred stock on an “as-if-converted” basis	—	—	78,855,900

      The weighted-average exercise price of stock options outstanding was $13.49, $8.55 and $0.29 as of December 31, 2001, 2000 and 1999, respectively. The weighted-average purchase price of shares of common stock subject to ONI’s right of repurchase was $1.34, $0.99 and $0.44 as of December 31, 2001, 2000 and 1999, respectively. The weighted-average exercise price of warrants to purchase shares of common stock was $3.36, $3.96 and $0.62 as of December 31, 2001, 2000 and 1999, respectively. The exercise price of warrants to purchase shares of convertible preferred stock was $0.88 as of December 31, 1999.

          (t) Segment Reporting

      SFAS No. 131, “Disclosures About Segments of an Enterprise and Related Information” establishes standards for the manner in which public companies report information about operating segments in annual and interim financial statements. It also establishes standards for related disclosures about products and services, geographic areas and major customers. The method for determining what information to report is based on the way management organizes the operating segments within a company for making operating decisions and assessing financial performances. ONI has determined that it operates in a single operating segment: development and sale of optical networking equipment to communications service providers in the metropolitan and regional area markets.

      Beginning January 1, 2000, ONI’s revenue has been derived from sales of its ONLINE and ONWAVE products to external customers. ONI expects to continue selling these products in the future, and also to develop other lines of

ONI SYSTEMS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(In thousands, except share and per share data)

products for sale. ONI’s geographic distribution of revenues is based on the location of the customer’s business and is as follows:

	Years ended
	December 31,

	2001	2000

North America	79%	78%
Asia	10%	15%
Europe	11%	7%

      Through December 31, 1999, ONI’s revenue was primarily from government research and development contracts in the United States. These contracts were completed in June 1999, and they will not contribute to ONI’s revenue in the future as ONI will not continue these activities.

      For the years ended December 31, 2001, 2000 and 1999, substantially all of the ONI’s sales were denominated in United States dollars. Substantially all of ONI’s assets are located in the United States.

          (u) Advertising Costs

      Advertising costs are expensed as incurred and have been insignificant to date.

          (v) Reclassification

      Certain prior period financial information has been reclassified to conform to the current period presentation.

(2)	Summary of Restructuring and Impairment Charges, Inventory Related Charges, Provision for Doubtful Accounts and Asset Impairment

      In 2001, ONI commenced a restructuring program to re-align business operations with current market conditions, specifically the downturn in the communications equipment sector that has negatively impacted customer order levels and ONI’s shipment volumes. This program included a worldwide reduction in force, consolidation of facilities and resizing of manufacturing levels. As a result of the decline in shipping volumes and the restructuring program, ONI recorded restructuring and impairment charges of $17,350. In addition, ONI recorded charges related to inventory write-downs, provision for purchase commitments of excess raw materials, impairment of certain manufacturing equipment, a provision for doubtful accounts and an impairment of an equity investment. The following paragraphs provide detailed information relating to these charges.

          (a) Restructuring and Impairment Charges

      Restructuring and impairment charges of $17,350 included $16,092 of lease and related expenses associated with exit and consolidation plans for excess facilities and the impairment of leasehold improvements and fixed assets at vacated facilities. The estimates of the costs of consolidating facilities included an analysis of ONI’s contractual lease commitments, non-cancelable costs of lease arrangements, and net book value of leasehold improvements for vacated facilities, partially offset by estimated potential sublease income based on available market information for commercial office space. These contractual lease commitments extend through 2006. In addition, ONI recorded restructuring charges of $1,258 related to a worldwide reduction — in force, including $217 related to the acceleration of unvested stock options. The restructuring and impairment charges are included in operating expense for the year ended December 31, 2001.

ONI SYSTEMS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(In thousands, except share and per share data)

      A summary of the restructuring and impairment charges for the year ended December 31, 2001 is as follows:

				Accrued at
	Total	Non-Cash	Cash	December 31,
	Charge	Charges	Paid	2001

Description of charge:
Costs of consolidating facilities	$11,431	$—	$(1,512)	$9,919
Impairment of leasehold improvements and fixed assets at vacated facilities	4,661	(4,661)	—	—
Reduction in force	1,258	(217)	(1,041)	—

Total charges	$17,350	$(4,878)	$(2,553)	$9,919

(b) Inventory Related Charges, Provision for Doubtful Accounts and Asset Impairment

      During the year ended December 31, 2001, ONI recorded a $36,870 write-down of inventory determined to be excess and obsolete, a charge of $7,425 related to materials that will be purchased from third-party contract manufacturers and suppliers under purchase commitments, but which are in excess of required quantities and a reserve of $1,040 associated with impairment of manufacturing equipment. These provisions are included in cost of goods sold for the year ended December 31, 2001. The write-down of inventory on hand and accrual for excess materials associated with purchase commitments represent inventory ONI estimates it will be unable to sell based on current inventory levels and significant declines in customer capital spending. The impairment in manufacturing equipment represents the net book value of equipment that will no longer be utilized due to resizing of manufacturing levels.

      ONI recorded a $4,000 write-down in the carrying value of an equity investment in a privately-held company that was determined to be permanently impaired based on information on a recent funding round of the privately-held company and estimates of future cash flows. The investment write-down was included in other expense for the year ended December 31, 2001. In addition, ONI recorded a provision for doubtful accounts of $10,621 to reserve for trade and other receivables that were determined to have a low probability of collection, primarily due to the impact of the market downturn on certain customers. The provision for doubtful accounts has been included in general and administrative expense for the year ended December 31, 2001.

      A summary of these charges for the year ended December 31, 2001 is as follows:

Total Charge

Description of charge:
Impairment of equity investment	$4,000
Write-down of inventory	36,870
Provisions related to purchase commitments	7,425
Impairment of manufacturing equipment	1,040
Allowance for doubtful accounts	10,621

Total charges	$59,956

      ONI had no such charges considered significant in 2000 and 1999.

(3) Business Combinations

          (a) Object-Mart, Inc.

      On June 29, 1999, ONI acquired all of the outstanding common shares of Object-Mart, Inc. in exchange for 4,569,276 shares of ONI’s common stock and approximately $3,222 in cash for a total purchase price of approximately $9,097. Object-Mart was located in San Jose, California, and provided software products and services to software development companies, software providers and equipment manufacturers in the telecommunications industry. The combination was accounted for using the purchase method and, accordingly, the results of operations of Object-Mart have

ONI SYSTEMS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(In thousands, except share and per share data)

been included in ONI’s consolidated financial statements only since June 29, 1999. The excess of the purchase price over the fair value of the net identifiable assets acquired of $5,680 has been recorded as goodwill and is being amortized on a straight-line basis over two years. Identifiable intangibles are amortized on a straight-line basis over periods not exceeding two years.

      The amount of $170 allocated to purchased in-process research and development was determined through established valuation techniques in the high-technology communications industry and was expensed upon acquisition because technological feasibility had not been established and no future alternative uses existed.

      The results of operations of Object-Mart have been included in the results of operations of ONI for the years ended December 31, 2001 and 2000. The following unaudited pro forma financial information presents the combined results of operations of ONI and Object-Mart for the year ended December 31, 1999 as if the acquisition had occurred as of the beginning of 1999, after giving effect to certain adjustments, including amortization of goodwill and other intangibles, additional depreciation expense and related income tax effects. The pro forma financial information does not necessarily reflect the results of operations that would have occurred had ONI and Object-Mart constituted a single entity during this period.

Year ended
December 31,
1999

Revenue	$4,626
Net loss	$(47,780)
Basic and diluted net loss per share	$(2.65)

          (b) Finisar Corporation Customer Premises Equipment Business

      In February 2001, ONI acquired technology and other assets associated with Finisar Corporation’s customer premises equipment business for up to $51,340, comprised of up to $30,000 in cash and $21,340 of ONI’s common stock. At closing, ONI paid $5,000 in cash and issued 488,624 shares of common stock to Finisar Corporation. At acquisition date, the remaining cash payments of up to $25,000 were contingent upon the timely delivery of certain mutually agreed deliverables. The additional deliverables represent the completion of various feature sets of one of the purchased products. In accordance with the terms of the acquisition agreement the number of common shares issued to Finisar Corporation was determined based on the average closing price of ONI’s common stock for the ten days prior to closing of the transaction on February 28, 2001. For accounting purposes the value of the shares issued was determined in accordance with EITF 99-12, “Determination of the Measurement Date for the Market Price of Acquirer Securities Issued in a Purchase Business Combination” and APB 16, “Business Combinations”. Accordingly, the 488,624 shares issued to Finisar Corporation were valued based on the market price of ONI’s shares over a reasonable period of time before and after the announcement date of the transaction, which was February 13, 2001.

      Certain core and developed technology, determined to have future use, were classified as identifiable intangible assets at acquisition. At acquisition, a value of $17,290 was determined for the core and developed technology based on a valuation analysis which contemplated the value of the products purchased, including the feature sets included in the additional deliverables. Accordingly, ONI capitalized $17,290 of identified intangibles at the acquisition date.

      Purchased in-process research and development was determined through established valuation techniques in the high-technology communications industry. At the acquisition date, Finisar Corporation was in the process of conducting research and development on a compact optical transport platform designed for the network edge. Technological feasibility had not been established for this product and no alternative future use existed at the date of acquisition. Accordingly, ONI expensed $8,240 of purchased in-process research and development in the first quarter of 2001. The purchased in-process research and development was valued using a discounted cash flow method with a risk adjusted discount rate of 30%. Management believes that the assumptions used in the in process research and development analysis were reasonable at the time of the acquisition. Although the assumptions used were based on market information for competitive products and costed bills of materials, no assurance can be given that the underlying assumptions used to estimate expected revenues, operating costs or profitability, or the events associated with the product, will transpire as estimated. The primary risks and uncertainties associated with this project relate to new feature sets and functionality, such as allowing

ONI SYSTEMS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(In thousands, except share and per share data)

for adding or dropping of optical channels and supporting a ring based network topology. Under the terms of the acquisition agreement, there are contingent payments based upon delivery by Finisar Corporation and acceptance by ONI of certain additional deliverables within a specified timeframe. The product associated with these deliverables became generally available in June of 2001.

      During the year ended December 31, 2001, ONI made additional purchase price payments based on delivery and acceptance of the mutually agreed deliverables specified in the purchase agreement. Under the agreement, the additional payments totaled up to $25,000. The actual amounts of the additional payments were subject to the timing of deliverables. In June 2001, ONI paid an additional $5,000 upon delivery and acceptance of a first mutually agreed deliverable. This payment included $344 related to the purchase of fixed assets, which has been capitalized as property and equipment. The remaining amount of this payment was capitalized as additional goodwill. In July 2001, ONI paid $4,250 upon delivery and acceptance of a second mutually agreed deliverable, which was capitalized as additional goodwill. In October 2001, ONI paid $3,500 to Finisar Corporation upon delivery and acceptance of a third mutually agreed deliverable and capitalized this amount as additional goodwill. As of December 31, 2001, the remaining cash payments of up to $6,000 are contingent upon the timely delivery and acceptance of mutually agreed deliverables. Total purchase consideration also includes acquisition expense incurred, which were not significant.

      A summary of the allocation of the purchase consideration through December 31, 2001 was as follows:

Property and equipment	$344
Identifiable intangible assets	17,290
In-process research and development	8,240
Goodwill	13,429

Total	$39,303

(4) Goodwill and Intangibles

      A summary of goodwill and intangibles is as follows:

	December 31,

	2001	2000

Goodwill	$13,429	$5,680
Core and developed technology	17,290	—
Other intangibles	250	1,410

	$30,969	$7,090
Less accumulated amortization	7,504	5,277

	$23,465	$1,813

ONI SYSTEMS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(In thousands, except share and per share data)

(5) Cash, Cash Equivalents and Investments

      The following is a summary of cash, cash equivalents and available-for-sale securities as of December 31, 2001 (in thousands):

	December 31, 2001

	Amortized	Gross Unrealized	Gross Unrealized
	Cost	Gains	Losses	Fair Value

Money market funds	$328,302	$—	$—	$328,302
Certificate of deposit	589	—	—	589
Government notes and bonds	265,255	1,359	—	266,614
Corporate notes and bonds	73,502	145	—	73,647
Auction rate preferred stock	9,650	—	—	9,650

	$677,298	$1,504	$—	$678,802

Included in short-term investments	26,438	19	—	26,457
Included in long-term investments	312,349	1,485	—	313,834
Included in cash and cash equivalents	338,511	—	—	338,511

	$677,298	$1,504	$—	$678,802

      There were no investments in available for sale securities at December 31, 2000.

      Following is a table of the original maturities of ONI’s available-for-sale securities as of December 31, 2001:

Due in one year or less	$26,457
Due after one year through two years	126,097
Due after two years through three years	187,737

Total	$340,291

(6) Accounts Receivable

      Accounts receivable consists of:

	December 31,

	2001	2000

Accounts receivable	$49,690	$24,309
Allowance for doubtful accounts:
At beginning of period	—	—
Provisions	6,402	—
Deductions	657	—

At end of period	5,745	—

Accounts receivable, net	$43,945	$24,309

The provision for doubtful accounts was $10,621 for the year ended December 31, 2001, consisting of $6,402 related to trade accounts receivable and $4,219 related to a long-term receivable included in other assets. See Note 2.

ONI SYSTEMS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(In thousands, except share and per share data)

(7) Inventory

      Inventory consists of:

	December 31,

	2001	2000

Raw materials	$7,064	$27,821
Work in progress	16,582	15,414
Finished goods	17,969	16,763
Consignment inventory	12,221	10,628

	$53,836	$70,626

During the year ended December 31, 2001, ONI recorded a $36,870 write-down of inventory on hand determined to be in excess of planned requirements. This write-down relates to inventory ONI estimates it will be unable to sell based on current inventory levels and significant declines in customer capital spending. See Note 2.

(8) Property and Equipment

      Property and equipment is as follows:

	December 31,

	2001	2000

Computers and equipment	$91,831	$44,801
Furniture and fixtures	7,189	2,660
Leasehold improvements	39,368	5,647

	138,388	53,108
Less accumulated depreciation and amortization	41,102	11,527

	$97,286	$41,581

      Equipment recorded under capital leases was $794 and $364 as of December 31, 2001 and 2000, respectively, and the related accumulated amortization was $491 and $236 as of December 31, 2001 and 2000, respectively.

      During the year ended December 31, 2001, ONI recorded a charge of $4,661 to write down the value of leasehold improvements and furniture associated with facilities no longer utilized by the Company and $1,040 to write down the value of certain manufacturing equipment impaired by the Company’s resizing of manufacturing levels. See Note 2.

(9) Accrued Liabilities

      Accrued liabilities are comprised of the following:

	December 31,

	2001	2000

Restructuring and accrued purchase commitments	$16,209	$—
Accrued employee benefits	9,504	8,442
Warranty accrual	5,937	1,879
Interest payable	3,625	3,125
Sales and use tax payable	3,823	2,328
Legal accrual	903	1,984
Other	4,075	734

	$44,076	$18,492

ONI SYSTEMS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(In thousands, except share and per share data)

(10) Accumulated Other Comprehensive Income

      There was no other comprehensive income for the year ended December 31, 2000. Accumulated other comprehensive income consists of unrealized gains or losses on available-for-sale securities, which are included in short and long-term investments in the consolidated balance sheets, and cumulative translation adjustments. The components of accumulated other comprehensive income at December 31, 2001 are stated net of the effect of taxes, which were not significant.

(11) Notes Receivable from Stockholders

      During 2001, 2000 and 1999, ONI received $0, $4,652 and $3,713, respectively, in promissory notes from certain officers in exchange for common stock. As of December 31, 2001, $4,080 had been repaid by the stockholders. The notes are repayable over a period of five to ten years and bear interest at rates ranging from 4.46% to 6.80%. The notes are secured by the underlying common shares. During 2000, ONI repurchased 1,069,615 shares of restricted common stock and cancelled $284 in related notes receivable from stockholders. During 2001, ONI did not repurchase any common stock that had been issued under promissory notes.

(12) Financing Arrangements

      In connection with a loan and security agreement and subordinated loan and security agreement entered into in 1999 with a financing company, ONI issued warrants to purchase 90,750 and 119,116 shares of common stock, respectively, at $0.88 per share. The fair value of the warrants was determined to be $66 and $87, respectively, calculated using the Black-Scholes option pricing model, using the following assumptions: no dividends; contractual term of ten years; risk-free interest rate of 5.5%; and expected volatility of 70%. The fair value of the warrants has been recorded as additional paid-in capital and was amortized to interest expense over the term of the loan agreements, which expired unutilized on February 10, 2000.

      In December 2000, the financing company exercised the warrants on a “net” basis and ONI issued 206,912 shares of common stock to the financing company.

      In October 2000, concurrent with the completion of a follow-on public offering of common stock, ONI sold $300,000 of 5% Convertible Subordinated Notes due October 15, 2005. The net proceeds to ONI, after deducting underwriting discounts and other offering expenses, were approximately $290,500. The conversion rate is 10.9129 shares for each $1,000 principal amount of notes, subject to adjustment in certain circumstances. This is equivalent to a conversion price of approximately $91.64 per share. ONI pays interest on the notes on April 15 and October 15 of each year, with the first interest payment being made on April 15, 2001. The offering costs of approximately $9,500 are included in other assets and are being amortized, on a straight line basis, which approximates the effective interest method, over the term of the debt. As of December 31, 2001, ONI has amortized $2,249 of debt issuance costs associated with the convertible subordinated notes.

(13) Stockholders’ Equity

          (a) Preferred Stock

      As of December 31, 2001 and 2000, ONI had 10,000,000 shares of preferred stock authorized, all of which are undesignated. There were no shares of preferred stock outstanding as of December 31, 2001 and 2000.

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

ONI SYSTEMS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(In thousands, except share and per share data)

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

      In May 2000, ONI sold 1,333,333 shares of Series H preferred stock to Sun Microsystems, Inc., at a price per share of $15.00. In June 2000, concurrent with the completion of ONI’s initial public offering, or IPO, these shares of preferred stock automatically converted into 969,697 shares of common stock and ONI recorded a non-cash charge of $4,242 to accrete the value of the preferred stock to its fair value. This non-cash charge was recorded in additional paid-in capital.

      Upon the completion of the IPO, all outstanding shares of Series B, C, D, E, F and G preferred stock converted into an aggregate of 79,194,900 shares of common stock.

          (b) Common Stock

      As of December 31, 2001 and 2000, ONI had 700,000,000 shares of common stock authorized.

      In 1999, ONI issued an additional 513,332 shares of restricted common stock at prices ranging from $0.09 to $0.91, 20,000 of which were issued in exchange for notes receivable of $18. In 2000, ONI issued 2,675,860 shares of restricted common stock at prices ranging from $0.09 to $3.20, all of which were issued in exchange for notes receivable of $4,652. The restricted shares of common stock vest 25% within 12 months of issuance with the remainder vesting in 36 equal monthly amounts. On the occurrence of a change in control event, up to 50% of certain of the unvested shares of common stock will vest. Upon termination of employment, ONI may repurchase all unvested shares at an amount equal to the original purchase price. In 2000, ONI repurchased 1,069,615 shares of common stock in exchange for the cancellation of related notes receivable of $284.

      In December 1999, in connection with the signing of a Purchase and License Agreement with a customer to provide certain ONI products in the future, ONI issued a warrant to purchase 500,000 shares of common stock at an exercise price of $0.91 per share. The value of $2,891 ascribed to the warrant was estimated using the Black-Scholes option valuation model with the following assumptions: no expected dividend yield; risk free interest rate of 5.50%; expected volatility of 70%; and contractual term of six years. The warrant was nonforfeitable when issued, and becomes exercisable on the ratio of the dollar volume of purchases of ONI’s products by the customer under the agreement to $30 million. Notwithstanding the above formula, the warrant becomes fully exercisable on December 7, 2005, the date of expiration of the warrant. The customer is not obligated to purchase any of ONI’s products as a condition to exercising the warrant. Accordingly, the warrant was expensed in 1999.

      In February 2000, in connection with the signing of a Purchase and License Agreement with a customer to provide certain ONI products in the future, ONI issued a warrant to purchase 223,000 shares of common stock at an exercise price of $0.91 per share. The value of $3,000 ascribed to the warrant was estimated using the Black-Scholes option valuation model with the following assumptions: no expected dividend yield; risk free interest rate of 5.50%; expected volatility of 70%; and contractual term of seven years. The warrant was nonforfeitable when issued, and becomes exercisable on the ratio of the dollar volume of purchases of ONI’s products by the customer under the agreement to $20 million. Notwithstanding the above formula, the warrant becomes fully exercisable on February 14, 2007, the date of expiration of the warrant. Under the terms of the Purchase and License Agreement, the customer has the ability to terminate the agreement upon 120 days written notice, provided that the customer purchased $1 million of product from ONI in fiscal 2000. The customer is not obligated to purchase any of ONI’s products as a condition to exercising the warrant. Accordingly, the warrant was expensed upon issuance in 2000.

      In March 2000, as consideration for professional services rendered, ONI issued a warrant to purchase 200,000 shares of common stock at an exercise price of $15.00 per share. The value of $1,545 ascribed to the warrant was estimated using the Black-Scholes option valuation model with the following assumptions: no expected dividend yield; risk free interest rate of 5.50%; expected volatility of 70%; and a contractual term of four years. The warrant was expensed upon issuance.

      In June 2000, ONI completed its IPO in which it sold 9,200,000 shares of common stock, including 1,200,000 shares in connection with the exercise of the underwriters’ over-allotment option, at $25 per share. Concurrently with the

ONI SYSTEMS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(In thousands, except share and per share data)

completion of the IPO, ONI sold in two private placements an aggregate of 560,000 shares of common stock to Internet Initiative Japan Inc. and CCT Telecom Holdings Limited for $25 per share. The net proceeds of the IPO and private placements, after deducting underwriters’ discount and other offering expenses, were approximately $226,100.

      In October 2000, ONI completed a follow-on public offering of 8,000,000 shares of common stock at $74.50 per share. Of the 8,000,000 share offered, 5,646,643 shares were sold by ONI and 2,353,357 shares were sold by existing stockholders of ONI. The net proceeds of this offering to ONI, after deducting underwriting discounts and other offering expenses, were approximately $401,500.

      In February 2001, ONI issued 488,624 shares of common stock to Finisar Corporation in connection with ONI’s acquisition of Finisar Corporation’s customer premises equipment business. See Note 3.

      In December 2001, ONI issued 116,960 shares of common stock as a charitable donation to the Citizen’s Scholarship Foundation of America — “Families of Freedom Scholarship Fund”, a charitable fund that seeks to aid family members of victims of the September 11, 2001 terrorist attacks with post-secondary education expenses. This donation is donor-specified to unaffiliated beneficiaries and is considered a contribution under SFAS No. 136, “Transfers of Assets to a Not-for-Profit Organization or Charitable Trust That Raises or Holds Contributions for Others”. The value of the contribution of approximately $1,000, determined based on the fair market value of ONI common stock on the date of the contribution, was expensed at the time of the contribution. The $1,000 charge has been included in other expense, net for the year ended December 31, 2001.

          (c) Stock Option Plans

          1998 Equity Incentive Plan

      In 1998, the Board of Directors of ONI adopted the 1998 Equity Incentive Plan (the 1998 Plan) and reserved a total of 23,407,604 shares of ONI’s common stock for issuance thereunder.

      Under the 1998 Plan, the Board of Directors may grant incentive stock options, nonqualified stock options and restricted stock awards. Options granted under the 1998 Plan generally vest 25% on the first anniversary of the vesting start date and then monthly over the next three years. Options granted under the 1998 Plan expire ten years from the date of grant.

          1999 Equity Incentive Plan

      In 1999, the Board of Directors of ONI adopted the 1999 Equity Incentive Plan (the 1999 Plan) and reserved a total of 6,200,000 shares of ONI’s common stock for issuance thereunder. The terms of the 1999 Plan are substantially similar to those of the 1998 Plan.

          2000 Equity Incentive Plan

      On May 31, 2000, ONI’s 2000 Equity Incentive Plan became effective. Under the Plan, 7,048,905 shares of ONI’s common stock were reserved exclusively for issuance under the plan. The terms of the 2000 Equity Incentive Plan are substantially similar to those under the 1999 Plan. On each January 1, the aggregate number of shares reserved for issuance under the 2000 Equity Incentive Plan will increase automatically by a number of shares equal to 5% of the outstanding shares on December 31 of the preceding year.

          2000 Employee Stock Purchase Plan

      ONI’s 2000 Employee Stock Purchase Plan became effective on June 1, 2000, the first day on which price quotations were available for ONI common stock on the Nasdaq National Market. ONI initially reserved 1,000,000 shares of common stock under this plan. On each January 1, the aggregate number of shares reserved for issuance under the 2000 Employee Stock Purchase Plan will increase automatically by a number of shares equal to 1% of the outstanding shares on December 31 of the preceding year.

      Except for the first offering period, each offering period under the 2000 Employee Stock Purchase Plan will be for two years and consist of four six-month purchase periods. Offering periods and purchase periods will begin on February 1

ONI SYSTEMS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(In thousands, except share and per share data)

and August 1 of each year. Because the first day on which price quotation for ONI’s common stock was available on the Nasdaq National Market was June 1, 2000, the length of the first offering period is more than two years, and the length of the first purchase period is more than six months.

      The 2000 Employee Stock Purchase Plan permits eligible employees to purchase common stock through payroll deductions, which may not exceed 15% of an employee’s compensation, and is subject to maximum purchase limitations. The purchase price for common stock purchased under this plan will be 85% of the lesser of the fair market value of ONI’s common stock on (i) the first day of the applicable offering period or (ii) the last day of the applicable purchase period.

      A summary of the status of ONI’s option plans is as follows:

			Outstanding options

			Weighted
	Shares		average	Weighted average
	available for	Number of	exercise	grant date
	grant	shares	price	fair value

Balance as of December 31, 1998	19,310,660	8,789,776	$0.08
Granted	(20,178,438)	20,178,438	0.42	$1.90
Exercised	—	(8,709,066)	0.46
Cancelled	2,710,424	(2,710,424)	0.08

Balance as of December 31, 1999	1,842,646	17,548,724	$0.29

Authorized	12,760,676	—	—
Granted	(10,630,889)	10,630,889	$16.59	$22.35
Exercised	—	(6,800,376)	0.88
Cancelled	1,739,050	(1,739,050)	4.34
Repurchased	1,069,615	—	0.27

Balance as of December, 2000	6,781,098	19,640,187	$8.55

Authorized	6,654,453	—	—
Granted	(10,373,640)	10,373,640	$40.63	$40.63
Exercised	—	(6,563,321)	1.06
Cancelled	10,241,821	(10,241,821)	37.84
Expired	—	(687,500)	4.00
Repurchased	280,250	—	0.60

Balance as of December, 2001	13,583,982	12,521,185	$13.49

      All options granted in 2001 were at exercise prices equal to fair value at date of grant. In 2000, ONI granted 8,166,002 options with exercise prices less than fair value at date of grant with a weighted average fair value of $14.00 per share. In addition, ONI granted 2,464,887 options with exercise prices equal to fair value on date of grant with a weighted average fair value of $50.00 per share. ONI granted 20,178,438 options with exercise prices less than fair value at date of grant for the year ended December 31, 1999.

ONI SYSTEMS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(In thousands, except share and per share data)

      The following table summarizes information with respect to stock options outstanding as of December 31, 2001:

	Outstanding			Exercisable

Range of	Number of	Weighted-average	Contractual	Number of	Weighted-average
exercise prices	options	exercise price	life (years)	options	exercise price

$0.005 – 0.46	3,927,350	$0.09	7.23	955,852	$0.09
0.91 – 3.20	3,526,259	1.32	7.95	715,277	1.31
4.95 – 10.00	1,760,250	8.65	8.79	425,684	9.51
11.18 – 60.00	2,892,958	39.05	9.07	199,631	33.02
76.00 – 102.88	414,368	86.17	8.56	170,410	86.97

$0.005 – 102.88	12,521,185	$13.49	8.12	2,466,854	$10.74

     Accounting for Stock-Based Compensation

      ONI uses the intrinsic value method prescribed by APB 25 and FIN 44 in accounting for its stock-based compensation arrangements for employees whereby compensation cost is recognized to the extent the fair value of the underlying common stock exceeds the exercise price of the stock options at the date of grant. Deferred stock compensation of $84,262 and $41,730, for the years ended December 31, 2000 and 1999, respectively, has been recorded for the excess of the fair value of the common stock underlying the options at the grant date over the exercise price of the options and for the valuation under SFAS No. 123 of common stock issuances for service. These amounts are being amortized on an accelerated basis over the vesting period, generally four years, consistent with the method described in FIN 28. In 2001, deferred stock compensation was reduced by $4,641 as a result of stock options cancelled in connection with terminations, net of additional deferred stock compensation of $1,564 in relation to common stock issued for an employee stock bonus and to non-employees in exchange for services. Amortization of deferred compensation was $27,009 in 2001, $66,413 in 2000 and $11,422 in 1999.

      In 1998, ONI’s Chief Executive Officer purchased 717,624 shares of common stock that were subject to repurchase pending the achievement of certain milestones in 1998 and 1999. The shares were remeasured at each date the milestones were achieved based on the fair value of the common stock at that date, pursuant to the variable plan treatment ascribed under APB 25. All the milestones stipulated in the employment agreement were met as of December 31, 1999. Accordingly, additional compensation expense of $837 was recorded in 1999.

      Had compensation cost for ONI’s stock-based compensation plan been determined consistent with the fair value approach set forth in SFAS No. 123, ONI’s net losses would have been as follows:

	Years ended December 31,

	2001	2000	1999

Net loss — as reported	$188,266	$136,887	$46,572
Net loss — pro forma	$249,090	$159,589	$46,918
Basic and diluted net loss per share — as reported	$1.40	$1.22	$2.58
Basic and diluted net loss per share — pro forma	$1.85	$1.42	$2.60

      In 1999, the fair value of options granted is estimated on the date of grant using the minimum value method with the following weighted-average assumptions: no dividend yield; risk-free interest rates of 5.50%; and an expected life of five years. From January 1, 2000 to May 31, 2000, ONI estimated the fair value of options granted using the minimum value method with the following weighted-average assumptions: no dividend yield, risk-free interest rate of 5.50% and an expected life of 5 years. From June 1, 2000 to December 31, 2000, ONI estimated the fair value of options granted using the Black-Scholes option pricing model, with the following assumptions: no dividends, risk-free interest rate of 5.50%, volatility of 110% and expected life of 5 years. For the year ended December 31, 2001, ONI estimated the fair value of options granted using the Black-Scholes option pricing model, with the following assumptions: no dividends, risk-free interest rate of 4.56%, volatility of 120% and expected life of 5 years.

ONI SYSTEMS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(In thousands, except share and per share data)

      To comply with the pro forma reporting requirements of SFAS No. 123, compensation cost is also estimated for the fair value of employee stock purchase plan issuances, which is included in the pro forma totals above. ONI has estimated the compensation cost for its 2000 Employee Stock Purchase Plan issuances in July 2001 and for the six month purchase period ending January 2002. The fair value of purchase rights granted under the 2000 Employee Stock Purchase Plan is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions for the year ended December 31, 2001: no dividends, risk-free interest rate of 3.73%, volatility of 120% and expected life of six months. The weighted-average per share fair value of the purchase rights granted under the Purchase Plan during fiscal 2001 was $12.99.

(14) Commitments and Contingencies

          (a) Leases

      In February 1999, ONI entered into a leasing agreement with a financing company which allows ONI to draw up to $1,050 for the lease of certain equipment and $450 for the lease of software and tenant improvements. The leases are accounted for as capital leases. The lease obligations under this agreement are repayable in 42 equal monthly installments of principal plus interest commencing on the individual lease inception dates and are secured by the leased assets.

      In connection with the equipment leasing agreement, ONI issued to the financing company warrants to purchase 68,062 shares of common stock at a price of $0.88 per share. The warrants expire on February 10, 2009, or five years from the effectiveness of the ONI’s initial public offering, if earlier. The fair value of the warrants was determined to be $50, calculated using the Black-Scholes option pricing model, using the following assumptions: no dividends; contractual term of ten years; risk-free interest rate of 5.5%; and expected volatility of 70%. The fair value of the warrants has been recorded as additional paid-in capital and is being amortized as interest expense over the term of the lease agreement.

      In December 2000, the financing company exercised on a “net” basis the warrants and ONI issued 67,103 shares of common stock to the financing company.

      In July 2001, ONI entered into a facility lease agreement for approximately 444,500 square feet to be constructed in five office buildings in San Jose, California as ONI’s headquarters. The operating lease term ends on July 2011. Minimum monthly lease payments at lease commencement are approximately $659 per month, and will escalate on an annual basis. Total minimum lease payments over the lease term will be approximately $114,200. As of December 31, 2001, construction on three of the five buildings have been completed and occupied. In 2001, ONI recorded restructuring expenses associated with consolidation of excess facilities. The restructuring expense included future lease and related expenses of one of these unoccupied buildings. See Note 2.

      ONI also has a facility lease agreement for approximately 58,000 square feet in San Jose, California that has been vacated due to excess facilities. The minimum monthly lease payments for this lease are approximately $131 per month, and the lease will expire in 2006. In 2001, ONI recorded restructuring expenses associated with future lease and related expenses for this vacated facility. See Note 2.

      ONI has also entered into several facility lease agreements for sales offices in the U.S., Europe, and Asia, and research and development facilities in North Carolina and in Canada. These non-cancelable operating leases expire on various dates through 2006.

ONI SYSTEMS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(In thousands, except share and per share data)

      ONI leases its headquarters facility and certain office facilities worldwide under noncancelable operating leases expiring through 2011, and has acquired furniture and other equipment through capital leases. Future minimum payments for both operating and capital leases as of December 31, 2001 are as follows:

	Capital	Operating
Year Ending December 31,	leases	leases

2002	$227	$11,079
2003	51	12,401
2004	—	14,044
2005	—	14,597
2006	—	14,437
Thereafter	—	61,777

Future minimum lease payments	278	$128,335

Less amount representing interest	(13)

Present value of future minimum lease payments	265
Less current portion	217

Long-term portion	$48

      Total rent expense under the operating leases was $7,017, $3,902 and $908 for the years ended December 31, 2001, 2000 and 1999, respectively.

          (b) Contingencies

      In March 2000, Nortel Networks filed suit against ONI in the United States District Court for the Northern District of California. The suit involves allegations that ONI’s products infringe five patents held by Nortel Networks, and sets forth allegations of misappropriation of trade secrets, unlawful business practices and common law unfair competition. Nortel Networks seeks preliminary and permanent injunctions and damages against ONI in connection with these claims. In April 2000, ONI filed a motion to dismiss Nortel Networks’ claims for misappropriation of trade secrets, unlawful business practices and common law unfair competition. ONI also filed an answer and counterclaims asserting unfair business practices, tortious interference, breach of contract and seeking declarations of invalidity, unenforceability and non-infringement of the patents against Nortel Networks. On June 23, 2000, the court dismissed one of Nortel Networks’ unfair competition claims. In December 2001, Nortel Networks filed a motion seeking a summary judgment on its claim that ONI’s products infringe one of its patents. At that time, ONI also filed a motion seeking a summary judgment that the patent at issue was invalid. In February 2002, the court denied both motions.

      ONI expects to incur substantial legal and other expenses in connection with the Nortel Networks litigation. In the event of an adverse ruling, ONI also could be required to pay damages to Nortel Networks. The accompanying consolidated financial statements do not include any costs for damages, if any, that might result from this uncertainty.

      Beginning in August 2001, a number of substantially identical class action complaints alleging violations of the federal securities laws were filed in the United States District Court for the Southern District of New York. These complaints name ONI, Hugh C. Martin, ONI’s chairman, president and chief executive officer; Chris A. Davis, ONI’s former executive vice president, chief financial and administrative officer; and certain underwriters of the Company’s initial public offering as defendants. The complaints have since been consolidated into a single action. The complaints allege, among other things, that the underwriter defendants violated the securities laws by failing to disclose alleged compensation arrangements (such as undisclosed commissions or stock stabilization practices) in the initial public offering’s registration statement. The Company and these officers are named in the complaints pursuant to Section 11 of the Securities Act of 1933, and one of the complaints includes a claim against the Company and these officers under Section 10(b) of the Securities Exchange Act of 1934. No specific amount of damages has been claimed. Similar complaints have been filed against more than 300 other issuers that have had initial public offerings since 1998, and all of these actions have been included in a single coordinated proceeding. ONI intends to defend these actions vigorously.

ONI SYSTEMS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(In thousands, except share and per share data)

      From time-to-time ONI may be subject to other legal proceedings and claims in the ordinary course of business. ONI is not aware of any legal proceedings or claims, including the above matter that ONI believes will have, individually or in the aggregate, a material adverse effect on ONI’s business, financial condition or results of operations.

(15) Income Taxes

      Income tax expense for the years ended December 31, 2001, 2000 and 1999 consists of:

	Year ended December 31,

	2001	2000	1999

Current tax expense
Federal	$—	$—	$—
State	227	7	2
Foreign	185	—	—

Total current tax expense	$412	$7	$2

Deferred tax expense	—	—	—

Total deferred tax expense	$—	$—	$—

      The reconciliation between the amounts computed by applying the U.S. federal statutory tax rate of 34% to loss before income tax and the actual provision for income taxes is as follows:

	Year ended December 31,

	2001	2000	1999

Income tax (benefit) at statutory rate	(63,870)	$(46,539)	$(15,834)
State taxes net of federal income tax benefit	227	7	2
Foreign taxes differentiation	(23)	—	—
Permanent differences	479	115	24
Stock compensation	—	15,857	3,162
Goodwill amortization	510	966	483
Current year net operating loss and temporary differences for which no benefit is recognized	63,089	29,601	12,165

Total income tax expense	$412	$7	$2

ONI SYSTEMS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(In thousands, except share and per share data)

      The effects of temporary differences that give rise to significant portions of deferred tax assets and liabilities are as follows:

	December 31,

	2001	2000

Deferred tax assets:
Deferred state taxes	$1	$5
Fixed assets	3,129	—
Intangibles	5,229	—
Inventory reserves	13,674	—
Capitalized start-up and organizational expense	90	155
Net operating loss carryforwards	137,753	60,122
Deferred stock compensation	7,739	11,742
Research and other credit carryforwards	15,818	9,996
Restructuring adjustments	10,155	—
Accrual amounts	10,477	3,059

Total gross deferred tax assets	204,065	85,079
Valuation allowance	(204,065)	(84,901)

Total deferred tax assets	—	178
Deferred tax liabilities:
Intangibles	—	(62)
Fixed assets	—	(116)

Total deferred tax liabilities	—	(178)
Net deferred tax assets, net of deferred tax liabilities	$—	$—

      ONI has established a valuation allowance of $204,065 as of December 31, 2001, and the valuation allowance increased by $119,164 from $84,901 as of December 31, 2000. Included in the valuation allowance are tax benefits attributable to noncompensatory stock options of $57,095 which, when realized, will be a credit to additional paid-in-capital. The valuation allowance for deferred tax assets increased by $64.2 million and $16.7 million in 2000 and 1999, respectively.

      Deferred tax liabilities have not been recognized for undistributed earnings of foreign subsidiaries because ONI intends to reinvest such undistributed earnings outside the U.S.

      As of December 31, 2001, ONI has net operating loss carryforwards for federal and California income tax purposes of approximately $368,575 and $149,247, respectively, available to reduce future income subject to income taxes. The net operating loss carryforwards for federal income tax purposes will expire in various years beginning in 2017 through 2021. The net operating loss carryforwards for California income tax purposes expire beginning in 2005 through 2011.

      ONI has research credit carryforwards as of December 31, 2001, for federal and California income tax return purposes of approximately $8,936 and $9,463, respectively, available to reduce future income taxes. The federal research credit carryforward will expire in various years beginning in 2012 through 2021. The California research credit can be carried forward indefinitely until utilized. ONI also has a California manufacturing investment credit carryforward of approximately $964 which will expire in various years beginning in 2007 through 2010.

      ONI’s ability to use net operating loss and credit carryforwards may be subject to limitations pursuant to the ownership change rules of the Internal Revenue Code Section 382 and corresponding state tax law.

ONI SYSTEMS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(In thousands, except share and per share data)

(16) Employee Benefit Plan

      ONI has an Employee Savings and Retirement Plan (the Benefit Plan) under Section 401(k) of the Internal Revenue Code for its eligible employees. The Benefit Plan is available to all of ONI’s employees who meet minimum age and service requirements, and provides employees with tax deferred salary deductions and alternative investment options. Employees may contribute up to 15% of their eligible earnings, subject to certain limitations. There are no matching contributions under the Benefit Plan.

(17) Subsequent Events

      On February 17, 2002, ONI entered into an Agreement and Plan of Merger with CIENA Corporation, a Delaware corporation. According to the Agreement and Plan of Merger, effective on and as of the closing date, which has not yet been determined, ONI will merge with and into CIENA, with CIENA surviving the merger. The proposed transaction remains subject to a number of contingencies, including approval of the stockholders of both ONI and CIENA, receipt of regulatory approvals and other customary closing conditions. The proposed merger will be accounted for under the purchase method of accounting.

      Upon consummation of the merger, CIENA will issue 0.7104 shares of its common stock for each outstanding share of ONI common stock and will convert all outstanding ONI options and warrants into options and warrants to purchase shares of CIENA common stock. CIENA will assume ONI’s outstanding 5% subordinated convertible notes due 2005.

      On February 20, 2002, a complaint was filed on behalf of a purported class of ONI security holders in Superior Court of the State of California, County of San Mateo, against ONI, Matthew Bross, Kevin Compton, Jonathan Feiber, Gregory Maffei and Hugh Martin seeking an injunction to prevent the consummation of the proposed merger with CIENA. The complaint alleges that the defendants, in connection with the approval of the proposed merger with CIENA, breached their fiduciary duties, including duties of loyalty and good faith, to ONI stockholders by, among other things, allegedly failing to obtain the highest value for ONI stockholders, engaging in self-dealing and unjustly enriching themselves and other insiders or affiliates of ONI. ONI believes that the lawsuit is without merit and intends to defend this action vigorously.

Selected Unaudited Quarterly Results of Operations

      The following selected unaudited quarterly data should be read in conjunction with the Consolidated Financial Statements and related notes and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” appearing elsewhere in this Annual Report on Form 10-K. This information has been derived from our unaudited consolidated financial statements that, in our opinion, reflect all adjustments, consisting only of normal recurring adjustments, necessary to fairly present this information when read in conjunction with our Consolidated Financial Statements and related notes appearing in the section titled “Financial Statements.” The results of operations for any quarter are not necessarily indicative of the results to be expected for any future period.

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter	Fiscal Year

	(In thousand, except per share data)
Fiscal 2001
Revenue	$45,102	$68,229	$40,186	$42,163	$195,680
Gross profit (loss)	17,346	26,520	(21,987)	7,185	29,064
Loss before income taxes	(31,090)	(18,564)	(103,717)	(34,483)	(187,854)
Net loss	(31,091)	(18,564)	(103,873)	(34,738)	(188,266)
Basic and diluted net loss per share	$(0.24)	$(0.14)	$(0.77)	$(0.25)	$(1.40)
Number of shares used in computing basic and diluted net loss per share	129,173	132,612	134,778	136,970	134,756
Fiscal 2000
Revenue	$3,633	$9,485	$16,381	$30,163	$59,662
Gross profit	783	2,616	5,255	11,028	19,682
Loss before income taxes	(34,165)	(39,377)	(35,087)	(28,251)	(136,880)
Net loss	(34,167)	(39,377)	(35,087)	(28,256)	(136,887)
Basic and diluted net loss per share	$(1.41)	$(0.40)	$(0.30)	$(0.23)	$(1.22)
Number of shares used in computing basic and diluted net loss per share	103,154	109,558	118,774	124,344	115,587

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

      Not applicable.

PART III

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

      Information about executive officers and directors that is required by this Item can be found in Item 4A — “Directors and Executive Officers of the Registrant”.

Section 16(a) Beneficial Ownership Reporting Compliance

      Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our directors, executive officers and holders of more than 10% of our common stock, to file with the Securities and Exchange Commission initial reports of ownership and reports of changes in ownership of our common stock. We believe that during the fiscal year ended December 31, 2001, our directors and executive officers complied with all of these filing requirements. To our knowledge, Massachusetts Financial Services Co., beneficial owner of more than 10% of our common stock as of December 31, 2001, has not filed a Form 3 or any subsequent Section 16 reports with the SEC. In making these statements, we have relied solely on a review of copies of reports filed under Section 16(a) furnished to us and on the written representations of our directors and executive officers.

ITEM 11.     EXECUTIVE COMPENSATION

      The following table presents compensation information for 1999, 2000 and 2001 paid or accrued to our named executive officers, who are:

•	our Chief Executive Officer;

•	our four other most highly compensated executive officers who were serving as executive officers at the end of 2001 whose salary and bonus for the year ended December 31, 2001 was more than $100,000; and

•	our Vice President, Business Development, who ceased to be an executive officer effective in October 2001 due to a change in reporting structure.

      We have not granted stock appreciation rights.

      The table includes compensation for Ken Burckhardt, our former Vice President, Finance and Interim Chief Financial Officer, who resigned in February 2002. The table does not include compensation information for George Reyes who was appointed Interim Chief Financial Officer in February 2002. Under Mr. Reyes’ Services Agreement, his compensation on a annualized basis for 2002 is $240,000.

Summary Compensation Table for 2001

					Long-Term
					Compensation Awards

		Annual Compensation				Securities
					Restricted Stock	Underlying
Name and FY01 Principal Position	Year	Salary	Bonus		Award(s)	Options

Hugh C. Martin	2001	$275,625	$—		$—	550,000
President, Chief Executive Officer and	2000	280,000	—		—	—
Chairman of the Board of Directors	1999	270,001	—		—	1,215,834
Ken Burckhardt	2001	245,192	—		—	100,000 (2)
Vice President, Finance and Interim	2000	166,667	75,000		—	275,000
Chief Financial Officer(1)	1999	—	—		—	—
William R. Cumpston	2001	293,269	50,000		—	400,000
Executive Vice President and	2000	262,500	25,000		—	50,000
Chief Operating Officer	1999	191,666	85,000		—	800,000
Robert J. Jandro	2001	289,327	166,500	(4)	—	100,000
Executive Vice President,	2000	245,833	249,250	(5)	—	900,000
Global Sales and Services(3)	1999	—	—		—	—
Andrew W. Page	2001	294,230	—		—	100,000 (6)
Vice President, Business Development	2000	250,000	30,000		—	350,000
	1999	—	—		—	—
Rohit Sharma	2001	294,230	—		—	200,000
Executive Vice President and	2000	271,307	—		—	200,000
Chief Technology Officer	1999	147,981	—		—	256,668

(1)	Mr. Burckhardt commenced employment with ONI Systems in May 2000. Mr. Burckhardt’s salary on an annualized basis for 2000 was $250,000. Mr. Burckhardt became our Interim Chief Financial Officer in August 2001.

(2)	In addition to the option to purchase 100,000 shares of ONI Systems common stock granted to Mr. Burckhardt in 2001, in August 2001, we entered into an agreement with Mr. Burckhardt to award him a stock bonus of 100,000 shares of ONI Systems common stock subject to his continuing to provide services to ONI Systems as an employee until February 9, 2002. The stock bonus award was issued to Mr. Burckhardt in February 2002.

(3)	Mr. Jandro commenced employment with ONI Systems in March 2000. Mr. Jandro’s salary on an annualized basis for 2000 was $295,000.

(4)	Includes Mr. Jandro’s commissions earned in 2001 which were paid in 2002.

(5)	Includes Mr. Jandro’s commissions earned in 2000 which were paid in 2001.

(6)	Mr. Page elected to cancel his option to purchase 100,000 shares of ONI Systems common stock in connection with our stock option exchange program. The option was cancelled on November 19, 2001. Mr. Page was eligible to participate in the stock option exchange program because he ceased to be an executive officer effective October 2001 due to a change in reporting structure. Our other executive officers and directors were not eligible to participate in the program.

Option Grants in 2001

      The following table presents the year 2001 grants of stock options to our named executive officers.

      All options generally vest over four years, either:

•	at the rate of 25% of the shares subject to the option on the first anniversary of the date of grant and 2.083% each month thereafter; or

•	at the rate 2.083% of the shares subject to the option each month.

      Options expire ten years from the date of grant. Options were granted at an exercise price equal to the fair market value of our common stock, as determined by the board of directors as of the date of grant.

      Potential realizable values are computed by:

•	multiplying the number of shares of common stock subject to a given option by the market price per share of our common stock on the date of grant;

•	assuming that the aggregate option exercise price derived from that calculation compounds at the annual 5% or 10% rates shown in the table for the entire ten-year term of the option; and

•	subtracting from that result the aggregate option exercise price.

      The 5% and 10% assumed annual rates of stock price appreciation are required by the rules of the Securities and Exchange Commission and do not represent our estimate or projection of future common stock prices. The percentage of total options granted to employees in 2001 is based on options to purchase a total of 10,373,640 shares of our common stock granted to employees during 2001.

		Percentage
	Number of	of Total			Potential Realizable Value at
	Securities	Options			Assumed Annual Rates of Stock
	Underlying	Granted to	Exercise		Price Appreciation for Option Term
	Options	Employees	Price Per	Expiration
Name	Granted	In 2001	Shares	Date	5%	10%

Hugh C. Martin	550,000	5.3%	$49.31	1/29/11	$17,055,937	$43,223,092
Ken Burckhardt(1)	100,000	1.0%	49.31	1/29/11	3,101,079	7,858,744
William R. Cumpston	400,000	3.9%	49.31	1/29/11	12,404,318	31,434,976
Robert J. Jandro	100,000	1.0%	49.31	1/29/11	3,101,079	7,858,744
Andrew W. Page	100,000 (2)	1.0%	49.31	1/29/11	3,101,079	7,858,744
Rohit Sharma	200,000	1.9%	49.31	1/29/11	6,202,159	15,717,488

(1)	In addition to the option to purchase 100,000 shares of ONI Systems common stock granted to Mr. Burckhardt in 2001, in August 2001, we entered into an agreement with Mr. Burckhardt to award him a stock bonus of 100,000 shares of ONI Systems common stock subject to his continuing to provide services to ONI Systems as an employee until February 9, 2002. The stock bonus award was issued to Mr. Burckhardt in February 2002.

(2)	Mr. Page elected to cancel his option to purchase 100,000 shares of ONI Systems common stock in connection with our stock option exchange program. The option was cancelled on November 19, 2001. Mr. Page was eligible to participate in the stock option exchange program because he ceased to be an executive officer effective October 2001 due to a change in reporting structure. Our other executive officers and directors were not eligible to participate in the program.

Option Grants in 2002

      The following table sets forth grants of stock options to our named executive officers and our new executive officers since December 31, 2001.

				Potential Realizable Value at
	Number of			Assumed Annual Rates of Stock
	Securities			Price Appreciation for Option
	Underlying	Exercise		Term
	Options	Price Per	Expiration
Name	Granted	Shares	Date	5%	10%

William R. Cumpston	750,000	$5.21	2/21/12	$2,457,406	$6,227,549
Rohit Sharma	550,000	5.21	2/21/12	1,802,098	4,566,869
George Reyes	24,000 (1)	4.75	1/24/12	71,694	181,687

(1)	Mr. Reyes’ option to purchase 24,000 shares of common stock vests and becomes exercisable as to 8,000 shares on a monthly basis. The option is also exercisable for twelve months after Mr. Reyes ceases to provide services to ONI Systems.

Option Exercises and Year-End Values

      The following table presents the number of shares acquired and the value realized upon exercise of stock options during 2001 by our named executive officers. The value realized equals the fair market value of the purchased shares on the option exercise date, less the exercise price paid for those shares. The table also presents the number of shares of common stock subject to “vested” and “unvested” stock options held as of December 31, 2001. It also shows the value of “in-the-money” options as of December 31, 2001, which represents the positive difference between the aggregate exercise price of the outstanding stock option and the aggregate fair market value of the option based on $6.27, the closing price per share of our common stock on December 31, 2001, the last trading day of fiscal 2001, as reported on the Nasdaq National Market.

Aggregated Option Exercises in 2001 and December 31, 2001 Option Values

					Value of Unexercised
			Number of Unexercised		In-the-Money Options
	Shares		Options at Year-End		at Year-End
	Acquired	Value
Name	On Exercise	Realized	Vested	Unvested	Vested	Unvested

Hugh C. Martin	—	$—	—	550,000	$—	$—
Ken Burckhardt	37,500	1,461,754	102,084	272,916	—	—
William R. Cumpston	—	—	19,792	430,208	—	—
Robert J. Jandro	—	—	—	100,000	—	—
Andrew W. Page	—	—	19,792	30,208	—	—
Rohit Sharma	—	—	51,042	298,958	—	—

Employee Benefit Plans

1997 Stock Option Plan, 1998 Equity Incentive Plan and 1999 Equity Incentive Plan

      Our 1997 stock option plan, 1998 equity incentive plan and 1999 equity incentive plan terminated on or prior to our initial public offering on May 31, 2000, at which time our 2000 equity incentive plan become effective. Since that time, no additional options have been granted or in the future will be granted under these plans. However, the terminations did not affect any options outstanding under these plans, all of which will remain outstanding until exercised or until they terminate or expire by their terms. Options granted under these plans are subject to terms substantially similar to those described below with respect to options granted under our 2000 equity incentive plan.

2000 Equity Incentive Plan

      As of December 31, 2001, options to purchase 3,561,008 shares of common stock were outstanding under our 2000 equity incentive plan, with a weighted average exercise price of $41.43 per share. Our 2000 equity incentive plan became effective on May 31, 2000 and serves as the successor to our 1998 equity incentive plan and our 1999 equity incentive plan.

      We initially reserved 7,048,905 shares of common stock to be issued under this plan. In addition, any shares issued under our 1997 stock option plan, 1998 equity incentive plan and 1999 equity incentive plan that are forfeited or repurchased by us or that are issuable upon exercise of options that become unexercisable for any reason without having been exercised in full, are available for grant and issuance under our 2000 equity incentive plan. Shares will again be available for grant and issuance under our 2000 equity incentive plan that:

•	are subject to issuance upon exercise of an option that cease to be subject to the option for any reason other than option exercise;

•	have been issued upon exercise of an option that are subsequently forfeited or repurchased by us at the original purchase price;

•	are subject to an award granted under a restricted stock purchase agreement that are subsequently forfeited or repurchased by us at the original issue price; or

•	are subject to a stock bonus granted under our 2000 equity incentive plan that terminates without shares being issued.

      In addition, on January 1 of each year, the aggregate number of shares reserved for issuance under our 2000 equity incentive plan automatically increases by a number of shares equal to 5% of our outstanding shares on December 31 of the preceding year. Our board of directors or compensation committee may reduce the amount of the increase in any particular year. The aggregate number of shares reserved for issuance under our 2000 equity incentive plan automatically increased by 6,654,453 on January 1, 2001 and by 7,019,649 on January 1, 2002.

      In October 2001, we offered some of our employees the right to exchange their existing options for new options with a new exercise price. Upon expiration of the offering period for this stock option exchange program in November 2001, we accepted 7,262,858 shares for cancellation and, subject to the terms of the exchange offer, are obligated to issue new options to purchase the same number of shares on or after May 20, 2002. As described above, the 7,262,858 shares subject to the canceled options are now available for grant and issuance under the 2000 equity incentive plan.

      As of January 1, 2002, following the automatic increase and the cancellation of options in connection with our stock option exchange program, options to purchase 3,561,008 shares were outstanding, and we had 20,628,329 shares of common stock available for issuance under the 2000 equity incentive plan.

      Our 2000 equity incentive plan will terminate after ten years from the date our board of directors approved the plan, unless it is terminated earlier by our board of directors. The plan authorizes the award of options, restricted stock awards and stock bonuses. No person is eligible to receive more than 1,000,000 shares in any calendar year under the plan other than a new employee of ONI Systems, who will be eligible to receive no more than 2,000,000 shares in the calendar year in which the employee commences employment.

      Our 2000 equity incentive plan is administered by our compensation committee, all of the members of which are non-employee directors under applicable federal securities laws and outside directors as defined under applicable federal tax laws. The compensation committee is authorized to construe and interpret the plan, grant awards and make all other determinations necessary or advisable for the administration of the plan. Also, our non-employee directors are entitled to receive annual grants of options to purchase shares of our common stock, as described under “Director Compensation”.

      Our 2000 equity incentive plan provides for the grant of both incentive stock options and nonqualified stock options. Incentive stock options may be granted only to employees of ONI Systems or of a parent or subsidiary of ONI Systems. All other awards other than incentive stock options may be granted to employees, officers, directors and consultants of ONI Systems or any parent or subsidiary of ONI Systems, provided the consultants render bona fide services not in connection with the offer and sale of securities in a capital-raising transaction. The exercise price of incentive stock options must be at least equal to the fair market value of our common stock on the date of grant. The exercise price of incentive stock options granted to 10% stockholders must be at least equal to 110% of that value. The exercise price of nonqualified stock options must be at least equal to 85% of the fair market value of our common stock on the date of grant.

      Options may be exercised only as they vest or may be immediately exercisable with the shares issued subject to our right of repurchase that lapses as the shares vest. In general, options will vest over a four-year period. The maximum term of options granted under our 2000 equity incentive plan is ten years.

      Awards granted under our 2000 equity incentive plan generally may not be transferred in any manner other than by will or by the laws of descent and distribution. They may be exercised during the lifetime of the optionee only by the optionee. The compensation committee may determine otherwise and provide for these provisions in the award agreement, but only with respect to awards that are not incentive stock options. Options granted under our 2000 equity incentive plan generally may be exercised for a period of three months after the termination of the optionee’s service to ONI Systems or a parent or subsidiary of ONI Systems. Options will generally terminate immediately upon termination of employment for cause.

      The purchase price for restricted stock will be determined by our compensation committee. Stock bonuses may be issued for past services or may be awarded upon the completion of stated services or performance goals.

2000 Employee Stock Purchase Plan

      Our 2000 employee stock purchase plan became effective on June 1, 2000. We initially reserved 1,000,000 shares of common stock under this plan. On January 1 of each year, the aggregate number of shares reserved for issuance under our 2000 employee stock purchase plan automatically increases by a number of shares equal to 1% of our outstanding shares on December 31 of the preceding year. Our board of directors or compensation committee may reduce the amount of the increase in any particular year. The aggregate number of shares reserved for issuance under our 2000 employee stock purchase plan increased by 1,330,890 on January 1, 2001 and by 1,403,929 on January 1, 2002. Following the automatic increase on January 1, 2002, we had 3,360,633 shares of common stock available for issuance under the 2000 employee stock purchase plan. The aggregate number of shares reserved for issuance under our 2000 employee stock purchase plan may not exceed 10,000,000 shares.

      Our 2000 employee stock purchase plan is administered by our compensation committee. Our compensation committee will have the authority to construe and interpret the plan, and its decisions will be final and binding.

      Employees generally are eligible to participate in our 2000 employee stock purchase plan if they are employed before the beginning of the applicable offering period and they are customarily employed by us, or our parent or any subsidiaries that we designate, for more than 20 hours per week and more than five months in a calendar year and are not, and would not become as a result of being granted an option under the plan, 5% stockholders of us or our designated parent or subsidiaries. Participation in our 2000 employee stock purchase plan ends automatically upon termination of employment for any reason.

      Under our 2000 employee stock purchase plan, eligible employees are permitted to acquire shares of our common stock through payroll deductions. Eligible employees may select a rate of payroll deduction between 1% and 15% of their compensation and are subject to maximum purchase limitations.

      Except for the first offering period, each offering period under our 2000 employee stock purchase plan will be for two years and consist of four six-month purchase periods. Offering periods and purchase periods begin on February 1 and August 1 of each year.

      Our 2000 employee stock purchase plan provides that, in the event of our proposed dissolution or liquidation, each offering period that commenced prior to the closing of the proposed event will continue for the duration of the offering period, provided that the compensation committee may fix a different date for termination of the plan. The purchase price for common stock purchased under the plan is 85% of the lesser of the fair market value of our common stock on the first day of the applicable offering period or the last day of the applicable purchase period. The compensation committee has the power to change the offering dates, purchase dates and duration of offering periods without stockholder approval, if the change is announced prior to the beginning of the affected date or offering period.

      Our 2000 employee stock purchase plan is intended to qualify as an employee stock purchase plan under Section 423 of the Internal Revenue Code. The plan will terminate ten years from the date the plan was adopted by our board of directors, unless it is terminated earlier under the terms of the plan. The board of directors has the authority to amend, terminate or extend the term of the plan, except that no action may adversely affect any outstanding options previously granted under the plan.

      Except for the automatic annual increase of shares described above, stockholder approval is required to increase the number of shares that may be issued or to change the terms of eligibility under our 2000 employee stock purchase plan. The board of directors is able to make amendments to the plan as it determines to be advisable if the financial accounting treatment for the plan is different from the financial accounting treatment in effect on the date the plan was adopted by the board of directors.

Director Compensation

      Directors are not paid for their services as members of our board of directors or any committee (other than reimbursement for expenses), except that non-employee directors are eligible to participate in our 2000 equity incentive plan. Under the terms of the 2000 equity incentive plan, each non-employee director who becomes a member of the board of directors will be granted an option to purchase 80,000 shares of common stock on the date on which the individual first becomes a non-employee director. Immediately following each annual meeting of stockholders, each non-employee director will be granted an additional option to purchase 40,000 shares of common stock if the director has served continuously as a member of the board of directors since the date of the prior annual meeting. The board of directors may make discretionary supplemental grants to a non-employee director who has served for less than one year from the date of that director’s initial grant. The options have ten-year terms. They will terminate three months following the date the director ceases to be a director or a consultant or 12 months following termination due to death or disability. All options granted under the 2000 equity incentive plan will become exercisable over a four year period at a rate of 25% after one year and 2.083% per month thereafter so long as he or she continues as a member of the board of directors or as a consultant. In the event of our dissolution or liquidation or a change in control transaction, options granted to directors under the 2000 equity incentive plan will become 100% vested and exercisable in full.

Compensation Arrangements with Named Executive Officers.

      Ken Burckhardt. In August 2001, we entered into an agreement with Mr. Burckhardt to award Mr. Burckhardt a stock bonus of 100,000 shares of common stock subject to Mr. Burckhardt continuing to provide services to ONI Systems as an employee until February 9, 2002. We also agreed to acceleration of vesting with respect to 18,750 shares subject to options granted to Mr. Burckhardt on May 3, 2000 subject to Mr. Burckhardt continuing to provide services to ONI Systems as an employee until February 9, 2002.

      Robert J. Jandro. In February 2000, we entered into an at-will employment agreement with Mr. Jandro. Mr. Jandro initially received a base salary of $295,000 per year. Mr. Jandro was also eligible to earn a commission with a target of $200,000. Mr. Jandro’s current salary is $250,000 per year and he is eligible to receive an annual performance bonus of up to $200,000. We also granted him an option to purchase 900,000 shares of common stock, subject to vesting requirements. In the event of a change in control of ONI Systems, 25% of the then-unvested shares subject to Mr. Jandro’s stock option and 25% of the then-unvested shares of any other securities granted to Mr. Jandro by us will become fully vested.

      Andrew W. Page. In February 2000, we entered into an at-will employment agreement with Mr. Page. Mr. Page initially received a base salary of $300,000 per year. Mr. Page’s current salary is $300,000 per year. Mr. Page also received a signing bonus of $30,000, and we granted him an option to purchase 300,000 shares of common stock, subject to vesting requirements. In the event of a change of control of ONI Systems, 50% of the then-unvested shares of any other securities granted to Mr. Page by us will become fully vested.

      George Reyes. In January 2002, we entered into a services agreement with Mr. Reyes. Under the terms of this agreement, Mr. Reyes agreed to provide financial consulting services and serve as our Interim Chief Financial Officer. Mr. Reyes provides these services to ONI Systems as an independent contractor for a monthly fee of $20,000. We agreed to grant Mr. Reyes an option to purchase 24,000 shares of common stock, subject to vesting requirements. The services agreement expires in April 2002.

Compensation Committee Interlocks and Insider Participation

      None of the members of the compensation committee (consisting of Messrs. Compton and Feiber) has at any time since our formation been an officer or employee of ours. None of our executive officers currently serves or in the past has served as a member of the board of directors or compensation committee of any entity that has one or more executive officers serving on our board of directors or compensation committee. Prior to the creation of our compensation committee in March 2000, all compensation decisions were made by our full board of directors.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Security Ownership of Significant Stockholder

      The following table presents information as to the beneficial ownership of our common stock by each stockholder known by us to be the beneficial owner of more than 5% of our common stock as of December 31, 2001:

Amount and
	Nature of	Percent
	Beneficial	of
Name and Address of Beneficial Owner	Ownership	Class(1)

Massachusetts Financial Services Co.(2)	18,477,264	13.2%
500 Boylston Street, 15th Floor
Boston, MA 02116

(1)	Based on 140,392,985 shares outstanding as of December 31, 2001.

(2)	Based on information provided pursuant to Schedule 13G filed with the Securities and Exchange Commission on February 14, 2002.

     Security Ownership of Management

      The following table presents information as to the beneficial ownership of our common stock as of March 1, 2002:

•	each of our directors;

•	our named executive officers; and

•	directors and executive officers as a group.

      The percentage ownership is based on 141,554,944 shares of common stock outstanding as of March 1, 2002. Shares of common stock that are subject to options currently exercisable or exercisable within 60 days of March 1, 2002, are deemed outstanding for the purposes of computing the percentage ownership of the person holding these options but are not deemed outstanding for computing the percentage ownership of any other person. Beneficial ownership is determined under the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities.

	Amount and
	Nature of	Percent
	Beneficial	of
Name of Beneficial Owner	Ownership	Class

Jonathan D. Feiber(1)	5,326,322	3.8%
Hugh C. Martin(2)	5,278,086	3.7
Kevin R. Compton(3)	1,936,798	1.4
James F. Jordan(4)	1,502,581	1.1
William R. Cumpston(5)	930,655	*
Robert J. Jandro(6)	706,079	*
Rohit Sharma(7)	458,434	*
Andrew W. Page(8)	314,977	*
Gregory B. Maffei(9)	237,050	*
Ken Burckhardt	218,393	*
Matthew W. Bross(10)	192,460	*
All executive officers and directors as a group (13 persons)(11)	17,420,404	12.3

*	Represents beneficial ownership of less than 1%

(1)	Represents 4,593 shares held by Mr. Feiber, 201,368 shares held by the Feiber-Buhr Trust, and 5,083694 shares held by Mohr, Davidow Ventures V, L.P. Jonathan D. Feiber, a director of ONI Systems, is also a general partner of Mohr, Davidow Ventures. Mr. Feiber disclaims beneficial ownership of shares held by Mohr, Davidow Ventures and affiliates except to the extent of his interest in Mohr, Davidow Ventures and affiliates. The address of Mohr, Davidow Ventures and Mr. Feiber is 2775 Sand Hill Road, Suite 240, Menlo Park, California 94025.

(2)	Represents 5,849 shares held by Mr. Martin, 3,200,226 shares held by the HMCM Trust, 880,000 shares held by Wild Crest Ventures, LLC, 1,000,000 shares held by Cherrystone Partners, LP, 20,000 shares held by The Martin Family 2000 Irrevocable Trust under agreement dated March 23, 2000 and 3,000 shares held by the Martin Children’s Trust. Includes 557,257 shares subject to a repurchase right that lapses at a rate of 25,329 shares per month until December 2003.

(3)	Represents 533,547 shares held by Mr. Compton, 1,262,087 shares held by Kleiner Perkins Caufield & Byers VIII, L.P., 73,081 shares held by KPCB VIII Founders Fund and 31,416 shares held by KPCB Information Sciences Zaibatsu Fund II. Kevin R. Compton, a director of ONI Systems, is also a general partner of Kleiner Perkins Caufield & Byers. Mr. Compton disclaims beneficial ownership of shares held by KPCB and affiliates except to the extent of his interest in KPCB and affiliates. The address of Kleiner Perkins Caulfield & Byers and Mr. Compton is 2750 Sand Hill Road, Menlo Park, California 94025.

(4)	Includes 7,500 shares held by Mr. Jordan subject to a repurchase right that lapses at a rate of 7,500 shares per month until March 2002.

(5)	Represents 761,779 shares held by the Cumpston Family Trust and 22,000 shares held by The Cumpston Children’s 2000 Trust under agreement dated February 21, 2000. Includes 72,917 shares subject to a repurchase right that lapses at a rate of 10,416 shares per month until September 2002. Includes 68,750 shares subject to a repurchase right that lapses at a rate of 6,250 shares per month until January 2003. Includes 79,167 shares subject to a repurchase right that lapses at a rate of 4,166 shares per month until September 2003. Includes 137,500 shares subject to a repurchase right that lapses at a rate of 6,250 shares per month until December 2003.

(6)	Includes 385,715 shares held by Mr. Jandro subject to a repurchase right that lapses at a rate of 16,071 shares per month until March 2004.

(7)	Represents 140,152 shares held by Mr. Sharma, 65,541 shares held by the rohit Trust and 127,742 shares held by the Mimesis Trust. Includes 8,333 shares subject to a repurchase right that lapses at a rate of 4,167 shares per month until April 2002. Includes 1,389 shares subject to a repurchase right that lapses at a rate of 1,389 shares per month until April 2002. Includes 24,445 shares subject to a repurchase right that lapses at a rate of 2,222 shares per month until March 2003. Includes 68,750 shares subject to a repurchase right that lapses at a rate of 3,125 shares per month until December 2003. Includes 25,000 shares subject to a repurchase right that lapses at a rate of 1,042 shares per month until March 2004.

(8)	Represents 275,282 shares held by Mr. Page, 7,368 shares held by the Andrew W. Page Annuity Trust, 7,368 shares held by the Diane Forese Annuity Trust, and 1,000 shares held by the George and Ellen Page Trust. Includes 106,696 shares subject to a repurchase right that lapses 7,143 shares per month until March 2004.

(9)	Includes 40,200 shares held by Mr. Maffei subject to a repurchase right that lapses at a rate of 3,333 shares per month until March 2003.

(10)	Represents 192,460 shares held by Matthew W. Bross Revocable Trust. Includes 78,750 shares subject to a repurchase right that lapses at a rate of 3,750 shares per month until November 2003.

(11)	Includes shares held by individuals and entities affiliated with executive officers and directors including those described in notes 1-10 and shares issuable upon exercise of options exercisable within 60 days of March 1, 2002.

     Change of Control

      On February 17, 2002, we entered into an Agreement and Plan of Merger with CIENA. According to the Agreement and Plan of Merger, effective on and as of the closing date, which has not yet been determined, ONI Systems will merge with and into CIENA, with CIENA surviving the merger. The proposed transaction remains subject to a number of contingencies, including approval of the stockholders of both ONI Systems and CIENA, receipt of regulatory approvals and other customary closing conditions. Upon consummation of the merger, CIENA will issue 0.7104 shares of its common stock for each outstanding share of ONI Systems common stock and will also convert all outstanding ONI Systems options and warrants into options and warrants to purchase shares of CIENA common stock. CIENA will assume ONI Systems’ outstanding 5% subordinated convertible notes due 2005. See Item 1 “Business — Recent Events”.

      On February 17, 2002, in conjunction with the execution of the Agreement and Plan of Merger, various ONI Systems executive officers, directors and their affiliates who hold our common stock executed Stockholder Agreements under which they agreed to vote their shares of ONI Systems common stock, collectively constituting approximately 11.5% of ONI Systems’ outstanding common stock as of February 17, 2002, in favor of the merger and against any proposal made in opposition to or in competition with the merger. In addition, they agreed, if requested by CIENA, to grant CIENA a written proxy to vote their shares in favor of the proposed merger.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

      Other than compensation agreements and other arrangements, which are described as required in “Director Compensation” and “Executive Compensation”, and the transactions described below, since January 1, 2001, there has not been, nor is there currently proposed, any related party transaction or series of similar transactions to which we were or will be a party:

•	in which the amount involved exceeded or will exceed $60,000; and

•	in which any director, executive officer, holder of more than 5% of our common stock on an as-converted basis or any member of their immediate family had or will have a direct or indirect material interest.

     Loans to Executive Officers

      In connection with option exercises, the following executive officers delivered promissory notes, each with a five-year term, in the amounts and bearing interest as indicated below:

      In December 1999, we made a loan to Hugh C. Martin, our Chairman, President and Chief Executive Officer, in connection with his exercise of an option to acquire 1,215,834 shares of common stock, for an aggregate purchase price of $1,519,793. The loan is evidenced by a promissory note in the principal amount of $1,519,793, with interest compounded annually on the unpaid balance at a rate of 6.20% per year. During 2001, the largest amount of indebtedness incurred under this loan was $1,711,086. As of March 1, 2002, the outstanding principal and interest balance of this loan was $1,726,576.

      In November 1999, we made three loans to William R. Cumpston, our Executive Vice President and Chief Operating Officer, Engineering and Operations, in connection with his exercise of options to acquire 1,000,000 shares of common stock, for an aggregate purchase of $254,000. The loans are evidenced by a promissory note in the principal amount of $45,000, with interest compounded annually on the unpaid balance at a rate of 6.08% per year, a promissory note in the principal amount of $182,000, with interest compounded annually on the unpaid balance at a rate of 6.08% per year and a promissory note in the principal amount of $27,000, with interest compounded annually on the unpaid balance at a rate of 6.08% per year. In December 1999, we made another loan to Mr. Cumpston, in connection with his exercise of an option to acquire 300,000 shares of common stock, for an aggregate purchase price of $375,000. The loan is evidenced by a promissory note in the principal amount of $375,000, with interest compounded annually on the unpaid balance at a rate of 6.20% per year. During 2001, the largest amount of indebtedness incurred under these loans was $611,225. As of March 1, 2002, the outstanding principal balance of these loans was $0.

      In November 1999, we made a loan to Michael A. Dillon, our Vice President and General Counsel, in connection with his exercise of an option to acquire 300,000 shares of common stock, for a purchase price of $273,000. The loan is evidenced by a promissory note in the principal amount of $273,000, with interest compounded annually on the unpaid balance at a rate of 6.08% per year. In December 1999, we made a loan to Mr. Dillon in connection with the purchase of 20,000 shares of common stock pursuant to a restricted stock purchase agreement for a purchase price of $18,200. The loan is evidenced by a promissory note in the principal amount of $18,200, with interest compounded annually on the unpaid balance at a rate of 6.20% per year. In February 2000, we made another loan to Mr. Dillon in connection with his exercise of an option to acquire 70,000 shares of common stock. The loan is evidenced by a promissory note in the principal amount of $87,500, with interest compounded annually at a rate of 6.56% per year. During 2001, the largest amount of indebtedness incurred under these loans was $394,590. As of March 1, 2002, the outstanding principal and interest balance of these loans was $102,407.

      In March 2000, we made a loan to Robert J. Jandro in connection with his exercise of an option to acquire 900,000 shares of common stock for a purchase price of $2,880,000. The loan is evidenced by a promissory note in the principal amount of $2,880,000, with interest compounded annually on the unpaid balance at a rate of 6.80% per year. During 2001, the largest amount of indebtedness incurred under this loan was $2,427,045. As of March 1, 2002, the outstanding principal and interest balance of this loan was $2,451,164. We have agreed to allow Mr. Jandro to repay the loan on a pro rata basis upon the sale of vested shares issued upon exercise of the option.

      In March 2000, we made a loan to Andrew W. Page, our Vice President, Business Development, in connection with his exercise of an option to acquire 300,000 shares of common stock for a purchase price of $960,000. The loan is evidenced by a promissory note in the principal amount of $960,000, with interest compounded annually on the unpaid balance at a rate of 6.80% per year. During 2001, the largest amount of indebtedness incurred under this loan was $727,903.78. As of March 1, 2002, the outstanding principal and interest balance of this loan was $735,137. We have agreed to allow Mr. Page to repay the loan on a pro rata basis upon the sale of vested shares issued upon exercise of the option.

      In November and December 1999, we made four loans to Rohit Sharma, our Executive Vice President and Chief Technology Officer, in connection with his exercise of options to acquire 141,668 shares, 45,836 shares, 106,668 shares and 150,000 shares of common stock, respectively, for an aggregate purchase price of $213,975. The loans are evidenced by a promissory note in the principal amount of $12,750, with interest compounded annually on the unpaid balance at a rate of 6.08% per year, a promissory note in the principal amount of $4,125, with interest compounded annually on the unpaid balance at a rate of 6.08% per year, a promissory note in the principal amount of $9,600, with interest compounded annually on the unpaid balance at a rate of 6.08% per year, and a promissory note in the principal amount of $187,500, with interest compounded annually on the unpaid balance at a rate of 6.20% per year. In March 2000, we made another loan to Mr. Sharma in connection with his exercise of an option to acquire 50,000 shares of common stock for a purchase price of $160,000. The loan is evidenced by a promissory note in the principal amount of $160,000, with interest compounded annually at a rate of 6.80% per year. During 2001, the largest amount of indebtedness incurred under these loans was $418,470. As of March 1, 2002, the outstanding principal balance of these loans was $0.

Persons or Entities Related to Our Officers and Directors

      We have entered into agreements with affiliates of our officers and directors.

      Martin Aviation LLC, which is owned by Hugh Martin, our chief executive officer, makes private aircraft available for use by Mr. Martin, other ONI Systems executives and ONI Systems customers for travel in connection with ONI Systems’ business. ONI Systems compensates Martin Aviation at a per person rate equal to the cost of a ticket on a commercial airline for an equivalent flight, provided that the aggregate payment for any single flight does not exceed the Martin Aviation’s variable costs for the flight. During 2001, ONI Systems paid the Martin Aviation an aggregate of approximately $154,000.

      Matthew W. Bross, one of our directors, serves as Senior Vice President and Chief Technology Officer of Williams Communications, Inc. In March 2000, we entered into a purchase and license agreement with Williams Communications, in which Williams Communications may, but is not obligated to, purchase $30.0 million of our products. The agreement also provided that Williams Communications purchase $1,215,506 of our products during the first quarter of calendar year 2000. The termination date of the agreement was extended by amendment, and the agreement now expires June 30, 2002, unless terminated earlier by the parties. In December 1999, we also executed a redemption and repurchase agreement with Williams Communications, which provides us with the right to repurchase, if Williams Communications fails to purchase $30.0 million of our products and services by June 30, 2001, at $6.32 per share, the shares of Series G preferred stock owned by Williams Communications, which were converted into 1,582,904 shares of common stock.

Independent Auditor Fees

      The following table presents fees for professional audit services rendered by KPMG LLP for the audit of the ONI Systems’ annual financial statements for 2001, and fees billed for other services rendered by KPMG LLP.

Audit and quarterly review fees, excluding audit-related	$300,000

All other fees:
Audit-related fees(1)	162,000
Other non-audit fees(2)	126,000

Total all other fees	$288,000

(1)	Audit-related fees consisted principally of consultation and review related to technical accounting matters, audits of financial statements of ONI Systems’ employee benefit plan, review of registration statements and issuance of consents.

(2)	Other non-audit fees consisted of tax compliance services.

PART IV

ITEM 14.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

      (a) The following documents are filed as part of this report:

1.	Consolidated Financial Statements

Refer to Item 8 of this Annual Report on Form 10-K.

      2. Exhibits

Number	Exhibit Title

2.01	Agreement and Plan of Merger, dated February 17, 2002, by and between CIENA Corporation and ONI Systems. Incorporated herein by reference to Exhibit 2.01 filed with ONI Systems’ Report on Form 8-K, filed with the Commission on February 25, 2002.
3.01	ONI Systems’ Amended and Restated Certificate of Incorporation. Incorporated herein by reference to Exhibit 3.02 filed with ONI Systems’ Amendment to its Registration Statement on Form S-1, filed with the Commission on April 26, 2000 (Commission File No. 333-32104).
3.02	ONI Systems’ Amended and Restated Bylaws. Incorporated herein by reference to Exhibit 3.03 filed with ONI Systems’ Amendment to its Registration Statement on Form S-1, filed with the Commission on May 3, 2000 (Commission File No. 333-32104).
4.01	Form of Restated and Amended Investors’ Rights Agreement, dated May 1, 2000, by and between certain investors and ONI Systems. Incorporated herein by reference to Exhibit 4.02 filed with ONI Systems’ Amendment to its Registration Statement on Form S-1, filed with the Commission on May 3, 2000 (Commission File No. 333-32104).
4.02	Registration Rights Agreement with Finisar Corporation, dated February 12, 2001. Incorporated herein by reference to Exhibit 4.02 filed with ONI Systems’ Annual Report on Form 10-K, filed with the Commission on April 2, 2001.
4.03	Indenture, dated October 27, 2000, between ONI Systems Corp. and State Street Bank and Trust Company of California, N.A. as Trustee. Incorporated herein by reference to Exhibit 4.1 filed with ONI Systems’ Form 10-Q for the quarter ended September 30, 2000.
4.04	Note (included in Exhibit 4.04).
4.05	Warrant Agreement to Purchase Common Stock held by COLT Telecom Group plc. Incorporated herein by reference to Exhibit 4.09 filed with ONI Systems’ Registration Statement on Form S-1, filed with the Commission on March 10, 2000 (Commission File No. 333-32104).
4.06	Warrant Agreement to Purchase Common Stock held by FMR Corp. Incorporated herein by reference to Exhibit 4.10 filed with ONI Systems’ Registration Statement on Form S-1, filed with the Commission on March 10, 2000 (Commission File No. 333-32104).
4.07	Letter to FMR Corp. regarding Warrant to Purchase Common Stock. Incorporated herein by reference to Exhibit 4.15 filed with ONI Systems’ Amendment to its Registration Statement on Form S-1, filed with the Commission on May 31, 2000 (Commission File No. 333-32104).
4.08	Warrant to Purchase Common Stock held by Fenwick & West LLP. Incorporated herein by reference to Exhibit 4.12 filed with ONI Systems’ Amendment to its Registration Statement on Form S-1, filed with the Commission on April 26, 2000 (Commission File No. 333-32104).
4.09	Redemption and Repurchase Agreement, dated December 22, 1999, by and between Williams Communications, Inc. and ONI Systems. Incorporated herein by reference to Exhibit 4.11 filed with ONI Systems’ Registration Statement on Form S-1, filed with the Commission on March 10, 2000 (Commission File No. 333-32104).
4.10	Subscription Agreement, dated March 27, 2000, by and between Internet Initiative Japan Inc. and ONI Systems and related Regulation S Investor Representation Letter. Incorporated herein by reference to Exhibit 4.13 filed with ONI Systems’ Amendment to its Registration Statement on Form S-1, filed with the Commission on April 26, 2000 (Commission File No. 333-32104).
4.11	Subscription Agreement, dated April 27, 2000, by and between CCT Telecom Holdings Limited and ONI Systems and related Regulation S Investor Representation Letter. Incorporated herein by reference to Exhibit 4.14 filed with ONI Systems’ Amendment to its Registration Statement on Form S-1, filed with the Commission on May 3, 2000 (Commission File No. 333-32104).
4.12	Form of Stockholder Agreement, dated as of February 17, 2002, entered into between CIENA Corporation and each of ONI Systems’ directors, executive officers and their affiliates. Incorporated herein by reference to Exhibit 99.1, filed with CIENA Corporation’s Schedule 13D, filed with the Commission on February 20, 2002.

Number		Exhibit Title

10.01+		Form of Indemnification Agreement entered into between ONI Systems and each of its directors and executive officers. Incorporated herein by reference to Exhibit 10.01 filed with ONI Systems’ Amendment to its Registration Statement on Form S-1, filed with the Commission on April 26, 2000 (Commission File No. 333-32104).
10.02+		1997 Stock Option Plan, as amended. Incorporated herein by reference to Exhibit 10.02 filed with ONI Systems’ Registration Statement on Form S-1, filed with the Commission on March 10, 2000 (Commission File No. 333-32104).
10.03+		1998 Equity Incentive Plan, as amended. Incorporated herein by reference to Exhibit 10.03 filed with ONI Systems’ Registration Statement on Form S-1, filed with the Commission on March 10, 2000 (Commission File No. 333-32104).
10.04+		1999 Equity Incentive Plan, as amended. Incorporated herein by reference to Exhibit 10.04 filed with ONI Systems’ Registration Statement on Form S-1, filed with the Commission on March 10, 2000 (Commission File No. 333-32104).
10.05+		2000 Equity Incentive Plan. Incorporated herein by reference to Exhibit 10.05 filed with ONI Systems’ Amendment to its Registration Statement on Form S-1, filed with the Commission on April 26, 2000 (Commission File No. 333-32104).
10.06+		2000 Employee Stock Purchase Plan. Incorporated herein by reference to Exhibit 10.06 filed with ONI Systems’ Amendment to its Registration Statement on Form S-1, filed with the Commission on April 26, 2000 (Commission File No. 333-32104).
10.07		Lease Agreement, dated September 29, 1999, by and between John Arrillaga, Trustee, or his Successor Trustee, UTA dated 7/20/77 as amended and Richard T. Peery, Trustee, or his Successor Trustee, UTA dated 7/20/77 as amended, and ONI Systems. Incorporated herein by reference to Exhibit 10.10 filed with ONI Systems’ Registration Statement on Form S-1, filed with the Commission on March 10, 2000 (Commission File No. 333-32104).
10.08		Lease Agreement, dated May 18, 2000, by and between Mission West Properties, L.P. and ONI Systems. Incorporated herein by reference to Exhibit 10.27 filed with ONI Systems’ Amendment to its Registration Statement on Form S-1, filed with the Commission on May 24, 2000 (Commission File No. 333-32104).
10.09		Lease Agreement, dated December 7, 2000, by and between Petula Associates, Ltd. and ONI Systems. Incorporated herein by reference to Exhibit 10.15 filed with ONI Systems’ Annual Report on Form 10-K, filed with the Commission on April 2, 2001.
10.10+		Offer Letter, dated September 10, 1999, from ONI Systems to Michael A. Dillon. Incorporated herein by reference to Exhibit 10.16 filed with ONI Systems’ Registration Statement on Form S-1, filed with the Commission on March 10, 2000 (Commission File No. 333-32104).
10.11+		Offer Letter, dated February 29, 2000, from ONI Systems to Robert J. Jandro. Incorporated herein by reference to Exhibit 10.17 filed with ONI Systems’ Registration Statement on Form S-1, filed with the Commission on March 10, 2000 (Commission File No. 333-32104).
10.12+		Offer Letter, dated February 9, 2000, from ONI Systems to Andrew W. Page. Incorporated herein by reference to Exhibit 10.18 filed with ONI Systems’ Registration Statement on Form S-1, filed with the Commission on March 10, 2000 (Commission File No. 333-32104).
10.13		Series H Preferred Stock Purchase Agreement dated as of May 1, 2000. Incorporated herein by reference to Exhibit 10.25 filed with ONI Systems’ Amendment to its Registration Statement on Form S-1, filed with the Commission on May 3, 2000 (Commission File No. 333-32104).
10.14+		Stock Bonus Agreement, dated as of August 22, 2001, by and between ONI Systems and Ken Burckhardt. Incorporated herein by reference to ONI Systems’ Quarterly Report on Form 10-Q, filed with the Commission on November 13, 2001.
10.15+	*	Services Agreement, dated January 24, 2002, by and between ONI Systems and George Reyes.
21.01*		List of ONI Systems’ Subsidiaries.
23.01*		Independent Auditors’ Consent.
24.01*		Power of Attorney (See Part IV of this report).

+	Indicates a management contract or compensatory plan or arrangement

*	Filed with this Form 10-K

      (b) Reports on Form 8-K

      On February 8, 2002, we filed a report on Form 8-K dated February 7, 2002, to report under Item 5 that Ken Burckhardt, Vice President, Finance and Interim Chief Financial Officer, was leaving ONI Systems and that George Reyes had been hired to serve as Interim Chief Financial Officer until a permanent Chief Financial Officer is hired.

      On February 19, 2002, we filed a report on Form 8-K dated February 18, 2002, to report under Item 5 that ONI Systems had signed a definitive Agreement and Plan of Merger with CIENA Corporation.

      On February 25, 2002, we filed a report on Form 8-K, under Items 5 and 7, attaching the Agreement and Plan of Merger, dated as of February 17, 2002, by and between CIENA Corporation and ONI Systems as an exhibit.

      (c) Exhibits

      See Item 14(a)(2) above.

      (d) Financial Statement Schedules

      Financial statement schedules are omitted because the information called for is not required or is shown either in the Consolidated Financial Statements or the related notes.

SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

ONI SYSTEMS CORP.

By:	/s/ GEORGE REYES

George Reyes
Interim Chief Financial Officer
(Principal Financial and Accounting Officer)

Dated: March 19, 2002

POWER OF ATTORNEY

      By signing this Form 10-K below, I hereby appoint each of Hugh C. Martin and George Reyes as my attorney-in-fact to sign all amendments to this Form 10-K on my behalf, and to file this Form 10-K (including all exhibits, amendments and other documents related to the Form 10-K) with the Securities and Exchange Commission. I authorize each of my attorneys-in-fact to (1) appoint a substitute attorney-in-fact for himself and (2) perform any actions that he believes are necessary or appropriate to carry out the intention and purpose of this Power of Attorney. I ratify and confirm all lawful actions taken directly or indirectly by my attorneys-in-fact and by any properly appointed substitute attorneys-in-fact.

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

Principal Executive Officer:

/s/ HUGH C. MARTIN Hugh C. Martin	President, Chief Executive Officer and Chairman of the Board of Directors	March 19, 2002

Principal Financial Officer and Principal Accounting Officer:

/s/ GEORGE REYES George Reyes	Interim Chief Financial Officer	March 19, 2002

Additional Directors:

/s/ MATTHEW W. BROSS Matthew W. Bross	Director	March 19, 2002

/s/ KEVIN R. COMPTON Kevin R. Compton	Director	March 19, 2002

/s/ JONATHAN D. FEIBER Jonathan D. Feiber	Director	March 19, 2002

/s/ JAMES F. JORDAN James F. Jordan	Director	March 19, 2002

/s/ GREGORY B. MAFFEI Gregory B. Maffei	Director	March 19, 2002

EXHIBIT INDEX

Number	Exhibit Title

10.15	Services Agreement, dated January 24, 2002, by and between ONI Systems and George Reyes.
21.01	List of Registrant’s Subsidiaries.
23.01	Independent Auditors’ Consent.
24.01	Power of Attorney. (See Part IV of this report)