Form 10-Q
period 2002-03-31
ONI SYSTEMS CORP
filed 2002-05-15
CIK 1107067

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Quarterly Period Ended March 31, 2002

OR

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Transition Period from ______________ to _______________ .

Commission File Number 000-30633

ONI SYSTEMS CORP.
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	77046-9657 (I.R.S. employer identification no.)
5965 Silver Creek Valley Road, San Jose, California (Address of principal executive offices)	95138 (zip code)

Registrant’s telephone number, including area code: (408) 965-2600

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☒ NO ☐

There were 141,786,963 shares of the Company’s common stock, par value $0.0001, outstanding on March 31, 2002.

ONI SYSTEMS CORP.

FORM 10-Q

Quarterly Period Ended March 31, 2002

Part I. Financial Information

Item 1. Condensed Consolidated Financial Statements

ONI SYSTEMS CORP.

CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)
(unaudited)

	March 31,	December 31,
	2002	2001

ASSETS
Current assets:
Cash and cash equivalents	$339,088	$338,511
Short-term investments	41,009	26,457
Accounts receivable, net	24,041	43,945
Inventory	50,137	53,836
Prepaid expenses and other current assets	12,772	11,114

Total current assets	467,047	473,863
Property and equipment, net	91,622	97,286
Long-term investments	286,716	313,834
Other assets	9,450	7,907
Goodwill and intangibles, net	21,993	23,465

Total assets	$876,828	$916,355

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$11,488	$8,953
Accrued liabilities	39,222	44,076
Deferred revenue	4,616	5,281
Current portion of capital lease obligations	142	217

Total current liabilities	55,468	58,527
Capital lease obligations, less current portion	24	48
Convertible subordinated notes	300,000	300,000

Total liabilities	355,492	358,575

Capital stock	943,799	937,137
Accumulated other comprehensive income	465	1,419
Accumulated deficit	(422,928)	(380,776)

Total stockholders’ equity	521,336	557,780

Total liabilities and stockholders’ equity	$876,828	$916,355

ONI SYSTEMS CORP.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(unaudited)

	Three Months Ended March 31,

	2002	2001

Revenue	$20,958	$45,102
Cost of goods sold, excluding amortization of deferred stock compensation	15,582	27,756

Gross profit	5,376	17,346

Operating expenses:
Research and development, excluding amortization of deferred stock compensation	18,666	18,052
Sales and marketing, excluding amortization of deferred stock compensation	13,595	9,868
General and administrative, excluding amortization of deferred stock compensation	9,698	6,258
Amortization of deferred stock compensation*	4,766	12,272
Amortization of goodwill and intangibles	1,472	1,325
In-process research and development	—	8,240

Total operating expenses	48,197	56,015

Operating loss	(42,821)	(38,669)
Interest income (expense), net	1,206	8,056
Other income (expense), net	(502)	(477)

Loss before income taxes	(42,117)	(31,090)
Income taxes	35	1

Net loss	$(42,152)	$(31,091)

Basic and diluted net loss per share	$(0.30)	$(0.24)

Weighted-average shares outstanding used in computing basic and diluted net loss per share	138,855	129,173

*Amortization of deferred stock compensation:
Cost of goods sold	$545	$5,779
Research and development	1,957	1,433
Sales and marketing	1,656	3,275
General and administrative	608	1,785

	$4,766	$12,272

ONI SYSTEMS CORP.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(unaudited)

	Three Months Ended March 31,

	2002	2001

Cash flows from operating activities:
Net loss	$(42,152)	$(31,091)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	12,470	6,044
Provision for doubtful accounts	2,355	—
Amortization of deferred stock compensation	4,766	12,272
Amortization of debt financing costs	474	474
In-process research and development	—	8,240
Changes in operating assets and liabilities:
Accounts receivable	17,549	(23,789)
Inventory	3,058	(5,506)
Prepaid expenses and other assets	(3,675)	(6,705)
Accounts payable and accrued liabilities	(2,319)	11,092
Deferred revenue	(665)	(11)

Net cash used in operating activities	(8,139)	(28,980)
Cash flows provided by (used in) investing activities:
Purchase of property and equipment	(4,693)	(26,816)
Purchase of Finisar technology	—	(5,000)
Purchases of marketable securities	(35,318)	—
Proceeds from sales and maturities of marketable securities	46,910	—

Net cash provided by (used in) investing activities	6,899	(31,816)
Cash flows from financing activities:
Payments under capital lease obligations	(99)	(44)
Proceeds from repayment of stockholder loans	—	1,880
Proceeds from issuance of common stock, net of issuance costs	1,896	5,716

Net cash provided by financing activities	1,797	7,552
Effect of exchange rate changes	20	12

Net increase (decrease) in cash and cash equivalents	577	(53,232)
Cash and cash equivalents at beginning of period	338,511	852,360

Cash and cash equivalents at end of period	$339,088	$799,128

Supplemental disclosures of cash flow information:
Taxes paid during period	$18	$—

Interest paid during period	$2	$7

Noncash investing and financing activities:
Issuance of restricted common stock and stock options for future services	$38	$—

Issuance of common stock in connection with Finisar technology acquisition	$—	$21,340

ONI SYSTEMS CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share data)

1. Description of Business

     ONI Systems Corp. develops, markets and sells optical communications equipment to communication service providers in the metropolitan and regional markets.

2. Basis of Presentation

     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission and, therefore, do not include all the information and footnotes necessary for a complete presentation of ONI’s results of operations, financial position, and cash flows in conformity with accounting principles generally accepted in the United States of America. The unaudited financial statements reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position at March 31, 2002 and the operating results and cash flows for the three months ended March 31, 2002 and 2001. These financial statements and notes should be read in conjunction with ONI’s audited financial statements and related notes for the year ended December 31, 2001, included in ONI’s Annual Report on Form 10-K filed March 19, 2002 with the Securities and Exchange Commission. The condensed consolidated balance sheet at December 31, 2001 has been derived from audited financial statements as of that date.

     The results of operations for the three months ended March 31, 2002 are not necessarily indicative of results that may be expected for any other interim period or for the full fiscal year ending December 31, 2002.

3. Summary of Restructuring and Impairment Charges and Inventory-Related Charges

(a)	Restructuring Charges

     In 2001, ONI commenced a restructuring program to re-align business operations with unfavorable market conditions caused by the downturn in the communications equipment sector that lowered customer order levels and ONI shipping volumes. This program included a worldwide reduction in force, consolidation of facilities and resizing of manufacturing levels. During the quarter ended September 30, 2001, ONI recorded restructuring and impairment charges of $17,350, including $16,092 of lease and related expenses associated with exit and consolidation plans for excess facilities and the impairment of leasehold improvements and fixed assets at vacated facilities.

     A summary of the restructuring and impairment charges is as follows:

	Charges Recorded
	During the Quarter			Accrued at
	Ended	Non-Cash	Cash	March 31,
	September 30, 2001	Charges	Paid	2002

Description of charge:
Costs of consolidating facilities	$11,431	$—	$(2,677)	$8,754
Impairment of leasehold improvements and fixed assets at vacated facilities	4,661	(4,661)	—	—
Reduction in force	1,258	(217)	(1,041)	—

Total charges	$17,350	$(4,878)	$(3,718)	$8,754

     Costs of consolidating facilities are comprised primarily of estimated minimum lease payments and related charges to be made under lease arrangements. Cash payments associated with the costs of consolidating facilities will be made through 2006 based on contractual lease commitments.

(b)	Inventory-Related Charges

     During the year ended December 31, 2001, ONI recorded a $36,870 write-down of inventory determined to be excess and obsolete, a charge of $7,425 related to materials that were required to be purchased from third-party contract manufacturers and suppliers under purchase commitments, but which are in excess of required quantities and a reserve of $1,040 associated with impairment of manufacturing equipment. These provisions were included in cost of goods sold for the year ended December 31, 2001.

     The write-down of inventory on hand and accrual for excess materials associated with purchase commitments represent inventory that ONI estimates it will be unable to sell based on current inventory levels and significant declines in customer capital spending. Through March 31, 2002, ONI has made cash payments of $3,234 associated with purchases under these purchase commitments. The remaining accrued purchase commitments of $4,191 is included in accrued liabilities in the condensed consolidated balance sheet as of March 31, 2002.

4. Business Combination

     In February 2001, ONI acquired technology and other assets associated with Finisar Corporation’s customer premises equipment business. At closing, ONI paid $5,000 in cash and issued 488,624 shares of common stock to Finisar Corporation. At acquisition date, there were additional cash payments of up to $25,000 that were contingent upon the timely delivery of certain mutually agreed deliverables. The additional deliverables represent the completion of various feature sets of one of the purchased products.

     During the year ended December 31, 2001, ONI made additional purchase price payments totaling $12,750 based on delivery and acceptance of the mutually agreed deliverables specified in the purchase agreement. As of March 31, 2002, the remaining cash payment of up to $6,000 was contingent upon the timely delivery and acceptance of the final mutually agreed deliverable. In April 2002, ONI paid $6,000 upon delivery and acceptance of the final mutually agreed deliverable. This payment was capitalized as additional goodwill in April 202. Including this final payment, the total actual contingent payments made were $18,750.

     A summary of the allocation of the purchase consideration through March 31, 2002 was as follows:

Property and equipment	$344
Identifiable intangible assets	17,290
In-process research and development	8,240
Goodwill	13,429

Total	$39,303

5. Revenue Recognition

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

     ONI recognizes revenue from product sales upon shipment when the following provisions are met: (a) persuasive evidence of an arrangement exists, generally based on an executed contract and purchase order; (b) the product has been delivered, typically to a common carrier; (c) the fee is fixed and determinable; and (d) collection of the resulting receivable is probable. When the arrangement with the customer includes future obligations or customer acceptance requirements, revenue is recognized when those obligations have been met or customer acceptance has been received. ONI assesses collection based on a number of factors, including the customer’s payment patterns, the credit-worthiness of the customer and the potential effect of market or economic factors on the customer’s financial condition. If collection of a fee is not probable, the fee is deferred and revenue is recognized at the time collection becomes probable, which is generally upon receipt of cash.

     Services revenue consists primarily of installation services and, to a lesser extent, of service contracts for maintenance. Revenue from installation services is recognized upon completion of the installation. Revenue from service contracts is recognized over the life of the service contract, generally twelve months.

     For arrangements with multiple elements, the fair value of each element is allocated based on separate sales or renewals to other customers or upon renewal rates quoted in the contracts. Fair value of services, such as training, is based upon separate sales of these services to other customers. For transactions that include hardware, software and installation services within one arrangement, installation services are not considered essential to the functionality of the products sold. Installation services do not significantly change the function of the products sold, have in the past generally been completed within expected timelines and have at times been performed by other vendors. Revenue associated with the hardware and software in these arrangements is generally recognized upon shipment.

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

	Three Months Ended March 31,

	2002	2001

Net loss attributable to common stockholders	$(42,152)	$(31,091)

Basic and diluted:
Weighted-average shares of common stock outstanding	141,242	134,709
Less: weighted-average shares subject to repurchase	2,387	5,536

Weighted-average shares used in computing basic and diluted net loss per common share	138,855	129,173

Basic and diluted net loss per common share	$(0.30)	$(0.24)

7. Investments

     Short and long-term investments are comprised of marketable securities. All of the Company’s short and long-term investments are classified as “available-for-sale”. These investments are carried at fair value and unrealized gains and losses are included in other comprehensive income (loss) as a component of stockholders’ equity. Realized gains or losses upon sale or maturity of these investments and declines in value determined to be other than temporary, if any, are included in other income and expense.

8. Accounts Receivable

Accounts receivable consists of:

	March 31,	December 31,
	2002	2001

Accounts receivable	$31,482	$49,690
Allowance for doubtful accounts	7,441	5,745

Accounts receivable, net	$24,041	$43,945

     The allowance for doubtful accounts represents estimated losses resulting from the inability of customers to make required payments. The allowance is estimated based on periodic review of customer financial condition and ability to pay, as well as any deterioration in customer financial condition due to market, economic or other factors.

9. Inventory

Inventory consists of:

	March 31,	December 31,
	2002	2001

Raw materials	$5,250	$7,064
Work in progress	16,859	16,582
Finished goods	13,501	17,969
Consignment inventory	14,527	12,221

	$50,137	$53,836

10. Accumulated Other Comprehensive Income

     The components of other comprehensive income (loss) are as follows:

Three Months Ended
March 31, 2002

Net loss	$(42,152)
Unrealized loss on available-for-sale securities	(974)
Foreign currency translation gain	20

Total other comprehensive loss	(954)

Comprehensive loss	$(43,106)

     There was no other comprehensive income (loss) for the comparable period ended March 31, 2001. Accumulated other comprehensive income consists of unrealized gains or losses on available-for-sale securities, which are included in short and long-term investments in the condensed consolidated balance sheets, and cumulative translation adjustments.

11. Goodwill and Intangible Assets

     Identifiable intangibles are amortized over their estimated useful lives, not exceeding three years. Beginning in 2002, ONI adopted the provisions of Statement of Financial Accounting Standards (SFAS) No. 142, “Goodwill and Other Intangible Assets”. This Statement requires that goodwill and other intangibles with an indefinite useful life not be amortized, but be tested for impairment at least annually. Upon ONI’s adoption of SFAS No. 142 beginning January 1, 2002, goodwill is no longer being amortized. Based on reevaluation of previously recognized intangible assets, no intangible assets have been identified as having an indefinite life.

     The remaining unamortized goodwill of $10.9 million is currently being evaluated for the impact of the impairment analysis under SFAS 142 on ONI’s financial statements and related disclosures. The value of goodwill is reviewed periodically for impairment. Whenever events or changes in circumstances indicate that the carrying value of the goodwill may not be recoverable, an impairment charge will be recorded.

     The following table presents net loss and loss per share information for the period ended March 31, 2001, adjusted to exclude the amortization of goodwill that is no longer being amortized under SFAS No. 142:

Net loss, as reported	$(31,091)
Add back: amortization of goodwill	466

Pro forma net loss	$(30,625)

Loss per share, as reported	$(0.24)
Pro forma loss per share	$(0.24)

12. Recent Accounting Pronouncements

     In June 2001, the FASB issued SFAS No. 143, “Accounting for Asset Retirement Obligations”. This Statement addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. This Statement applies to legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development or normal use of the asset. As used in this Statement, a legal obligation results from existing law, statute, ordinance, written or oral contract, or by legal construction of a contract under the doctrine of promissory estoppel. SFAS 143 is effective for fiscal years beginning after June 15, 2002. ONI does not expect the adoption of SFAS 143 to have a material impact on ONI’s financial position or results of operations.

     In August 2001, the FASB issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”. This Statement addresses financial accounting and reporting for the impairment or disposal of long-lived assets and supersedes SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of,” and the accounting and reporting provisions of APB No. 30, “Reporting the Results of Operations for a Disposal of a Segment of a Business.” SFAS 144 is effective for fiscal years beginning after December 15, 2001. ONI adopted SFAS 144 beginning in fiscal year 2002. The adoption of SFAS 144 did not have a material impact on ONI’s financial position or results of operations.

13. Segment Reporting

     SFAS No. 131, “Disclosures About Segments of an Enterprise and Related Information”, establishes standards for the manner in which public companies report information about operating segments in annual and interim financial statements. It also establishes standards for related disclosures about products and services, geographic areas and major customers. The method for determining what information to report is based on the way management organizes the operating segments within a company for making operating decisions and assessing financial performances.

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

     ONI’s revenue is generally derived from sales of its ONLINE™ and ONWAVE™ products. ONI expects to continue selling these products in the future, and also to develop other lines of products for sale. ONI’s geographic distribution of revenues for the three months ended March 31, 2002 and 2001, is as follows:

	Three Months Ended March 31,

	2002	2001

North America	74%	83%
Asia	22%	8%
Europe	4%	9%

14. Contingencies

     In March 2000, Nortel Networks filed suit against ONI in the United States District Court for the Northern District of California. The suit alleged that ONI’s products infringe five patents held by Nortel Networks, and sets forth allegations of misappropriation of trade secrets, unlawful business practices and common law unfair competition. Nortel Networks is seeking preliminary and permanent injunctions and damages against ONI in connection with these claims. In March 2002, Nortel Networks agreed to dismiss all claims related to four of the five patents and, on March 22, 2002, the court issued an order dismissing with prejudice these four patents from the suit. ONI expects to incur substantial legal and other expenses in connection with the remaining claims in the Nortel Networks litigation. In the event of an adverse ruling, ONI also could be required to pay damages to Nortel Networks. The accompanying condensed consolidated financial statements do not include any liabilities, if any, that might result from this uncertainty.

     Beginning in August 2001, a number of substantially identical class action complaints alleging violations of the federal securities laws were filed in the United States District Court for the Southern District of New York. These complaints name ONI, Hugh C. Martin, ONI’s chairman, president and chief executive officer; Chris A. Davis, ONI’s former executive vice president, chief financial and administrative officer; and certain underwriters of ONI’s initial public offering as defendants. The complaints have since been consolidated into a single action, and a consolidated amended complaint was filed on April 24, 2002. The amended complaint alleges, among other things, that the underwriter defendants violated the securities laws by failing to disclose alleged compensation arrangements (such as undisclosed commissions or stock stabilization practices) in the initial public offering’s registration statement and by engaging in manipulative practices to artificially inflate the price of ONI’s common stock after the initial public offering. The amended complaint also alleges that ONI and the named officers violated the securities laws on the basis of an alleged failure to disclose the underwriters’ alleged compensation arrangements and manipulative practices. No specific amount of damages has been claimed. Similar complaints have been filed against more than 300 other issuers that have had initial public offerings since 1998, and all of these actions have been included in a single coordinated proceeding. ONI intends to defend these actions vigorously.

     On February 20, 2002, a complaint was filed on behalf of a purported class of ONI security holders in Superior Court of the State of California, County of San Mateo, against ONI, Matthew Bross, Kevin Compton, Jonathan Feiber, Gregory Maffei and Hugh Martin seeking an injunction to prevent the consummation of the proposed merger with CIENA. The complaint alleges that the defendants, in connection with the approval of the proposed merger with CIENA, breached their fiduciary duties, including duties of loyalty and good faith, to ONI stockholders by, among other things, allegedly failing to obtain the highest value for ONI stockholders, engaging in self-dealing and unjustly enriching themselves and other insiders or affiliates of ONI. On March 19, 2002, a substantially similar complaint which includes similar allegations was filed on behalf of the same purported class of ONI security holders in Superior Court of the State of California, County of Santa Clara, against the same defendants seeking similar relief. ONI believes that these lawsuits are without merit and intends to defend these actions vigorously.

     From time-to-time ONI may be subject to other legal proceedings and claims in the ordinary course of business. ONI is not aware of any legal proceedings or claims, including the above matters that ONI believes will have, individually or in the aggregate, a material adverse effect on ONI’s business, financial condition or results of operations.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

     Some of the statements contained in this discussion constitute forward-looking statements that involve substantial risks and uncertainties. In some cases, you can identify these statements by forward-looking words such as “may”, “will”, “should”, “expect”, “intend”, “plan”, “anticipate”, “believe”, “estimate” or “continue” and variations of these words or comparable words. In addition, any statements which refer to expectations, projections or other characterizations of future events or circumstances are forward-looking statements. These statements include discussions of our projections about levels of future revenue and expenses, potential application of accounting policies and the proposed merger with CIENA. These forward-looking statements involve known and unknown risks, uncertainties and situations that may cause our or our industry’s actual results, level of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these statements. The risk factors contained in this document, as well as any other cautionary language in this document, provide examples of risks, uncertainties and events that may cause our actual results to differ from the expectations described or implied in our forward-looking statements.

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

     In addition, the following information should be read in conjunction with the financial statements and related notes included in Item 1 of this Quarterly Report, our Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 19, 2002 and “Factors that May Affect Future Results” in this document.

Overview

     We develop, market and sell optical communications networking equipment specifically designed to address the bandwidth and service limitations of metropolitan and regional networks. Our products include the ONLINE9000, which is designed for metropolitan markets, the ONLINE7000, which is designed to provide metropolitan service providers with a more cost-effective solution for metro access applications and the ONLINE11000, which is designed for regional markets. We have also released the ONWAVE SONET/SDH Multiplexer and ONWAVE Data Multiplexer products that allow multiple data signals to be combined within an individual wavelength channel and eliminate the need for traditional multiplexing equipment. In 2001, we introduced the ONLINE2500, which is designed to enable service providers to deliver high bandwidth services to customers at the optical edge of their metro networks.

     We sell our products to telecommunication service providers such as competitive local exchange carriers, inter-exchange carriers, Internet service and application service providers, cable operators, utilities and their affiliates and incumbent local exchange carriers. We have also recently started selling our ONLINE2500 product to enterprise customers for use in their internal networks.

     Revenues for the quarter ended March 31, 2002 were substantially lower than the already reduced revenue levels in the third and fourth quarters of 2001. Our revenue levels are dependent on the spending levels of our existing and potential customers. In recent periods, there has been a significant downturn in the communications equipment market due to substantially reduced spending levels by communications service providers. In 2001, lower spending by our customers and potential customers in the communications service provider market substantially reduced our order levels and revenues. In 2002, we experienced a further decline in order levels as our existing and potential customers reduced or delayed anticipated purchases of our products. The decline in order and revenue levels resulted in substantially lower gross margins for the quarter ended March 31, 2002.

     We believe that the primary reason for the decline in spending levels in 2001 was that access to capital, on which service providers rely to fund the creation, expansion and improvement of their networks, was significantly restricted in 2001. In addition to the lack of access to new capital, many service providers in 2002 have been concerned with managing their deteriorating financial condition and substantial debt, rather than expanding their networks.

     On February 17, 2002, we entered into an Agreement and Plan of Merger with CIENA Corporation, a Delaware corporation. According to the agreement, effective on and as of the closing date, which has not yet been determined, we will merge into CIENA, with CIENA surviving the merger. The proposed transaction remains subject to a number of contingencies, including approval of the stockholders of both ONI Systems and CIENA, receipt of regulatory approvals and other customary closing conditions. The proposed merger will be accounted for under the purchase method of accounting. Upon consummation of the merger, CIENA will issue 0.7104 shares of its common stock for each outstanding share of our common stock and will convert all outstanding ONI Systems options and warrants into options and warrants to purchase shares of CIENA common stock. CIENA will assume our outstanding 5% convertible subordinated notes due 2005. We have incurred increased general and administrative expenses, particularly related to legal and accounting fees, during the quarter ended March 31, 2002, related to this transaction. We expect to continue to incur general and administrative expenses related to this transaction.

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

     We generally recognize hardware and software revenue upon shipment when the following provisions are met: (a) persuasive evidence of an arrangement exists, generally based on an executed contract and purchase order; (b) the product has been delivered, typically to a common carrier; (c) the fee is fixed and determinable; and (d) collection of the resulting receivable is probable. When the arrangement with the customer includes future obligations or customer acceptance requirements, revenue is recognized when those obligations have been met or customer acceptance has been received. We assess collection based on a number of factors, including the customer’s payment patterns, the credit-worthiness of the customer and the potential effect of market or economic factors on the customer’s financial condition. If we determine that collection of a fee is not probable based on our assessment, we defer the fee and recognize revenue at the time collection becomes probable, which is generally upon receipt of cash.

     For arrangements with multiple elements we allocate fair value to each element based on separate sales or renewals to other customers or upon renewal rates quoted in the contracts. Fair value of services, such as training, is based upon separate sales by us of these services to other customers. For transactions that include hardware, software and installation services within one arrangement, installation services are not considered essential to the functionality of the products sold. Installation services do not significantly change the function of the products sold, have in the past generally been completed within our expected timelines and have at times been performed by other vendors. Revenue associated with the hardware and software in these arrangements are generally recognized upon shipment. Revenue from installation service is recognized upon completion of the installation. Revenue from service contracts is recognized over the life of the service contract, generally twelve months.

     To the extent customer arrangements contain incentive offerings such as volume-based pricing, special pricing agreements or other special terms, we may deem it necessary to record reductions in revenue or to make estimates of revenue deferrals.

  Valuation of assets

     We maintain an allowance for doubtful accounts for estimated impairment of our receivables resulting from the inability of our customers to make required payments. We estimate the impairment of a receivable based on our judgment of a customer’s financial condition and ability to pay, as well as any deterioration in a customer’s financial condition due to market, economic or other factors. We evaluate customers’ credit worthiness and payment patterns in assessing their financial condition. Some of our customers have limited operating histories, which can limit the amount of financial information available to us. We currently sell our products to a limited number of customers, which results in concentrations of credit risk at any given point in time. For example, at March 31, 2002, four customers represented approximately 50% of our total accounts receivable and at December 31, 2001, four customers represented approximately 61% of our total accounts receivable. Many of our customers require access to significant amounts of capital to fund or expand their operations. Access to capital has been significantly restricted recently and lack of sufficient funds can result in deterioration in the financial condition of our customers or potential customers or cause them to substantially reduce or cease operations. We have recorded bad debt expense associated with accounts receivable from customers who are experiencing liquidity problems, ceasing operations or in bankruptcy proceedings. If, in future periods, we determine that a customer’s financial condition has deteriorated, resulting in an impairment of its ability to make payments, additional allowances may be required.

     We regularly evaluate inventory values for impairment to determine whether our carrying value exceeds the estimated market value of our inventory. Our estimates of the market value of our inventory are based on several factors, including our assumptions about future demand for each of our products, expected product lives, planned product releases and new product introductions and overall market conditions. If actual demand is less favorable than we have projected based on our assumptions of estimated customer order levels, we may need to record additional write-downs of inventory. The market in which we operate is characterized by rapid technological changes. If technological changes occur more rapidly than we expected when we made our estimates of product lives, planned product releases and new product introductions, we may have risk of inventory becoming technologically obsolete. Additionally, we provide requirement forecasts to our contract manufacturers and certain component vendors up to six months in advance. If actual requirements are less than forecasts provided to our contract manufacturers or vendors, we may be required to record additional charges for excess inventory.

     The values of our long-lived assets, including property and equipment, identifiable intangible assets and goodwill, are reviewed for potential impairment whenever events or changes in circumstances indicate that the carrying values may not be recoverable. The carrying values of our property and equipment depend upon our estimates of useful lives over future periods. Changes in our business or operational strategy or in our manufacturing levels can result in impairment in the carrying values of our property and equipment. Our determination of the values of, and any impairment related to, identifiable intangible assets and goodwill associated with our technology purchase is affected by our estimates of the expected use of the acquired assets and changes in our business strategy. If the assumptions we use to determine valuation of these long-lived assets prove to be wrong, we may be required to record impairment charges to the carrying values of these assets in future periods.

     Our determination of impairment related to certain equity investments in privately-held companies is based on recent financing rounds or assumptions related to projected operating results of the privately-held company and potential effects of declines in market trends that are determined to be other than temporary. If the operating results of the privately-held company or the market in which it operates decline in the future, we may be required to record impairment charges to reduce the carrying amount in future periods.

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

Results of Operations

     During the quarter ended March 31, 2002, we experienced further declines in revenue levels from the already reduced revenue levels of the third and fourth quarter of 2001. This decline resulted from further decreases in capital spending and delays in orders from our customers and anticipated customers. As a result of the sudden and significant decrease in revenue, we were unable to maintain the same levels of production efficiencies compared to prior quarters. Gross margin declined to 25.7% for the quarter ended March 31, 2002 from 38.5% in the comparable quarter of 2001.

Revenue

     Revenue was $21.0 million for the quarter ended March 31, 2002, a decrease of $24.1 million from the comparable quarter in 2001. During the quarter ended March 31, 2002, we recognized revenue from 21 customers compared to revenue from 19 customers for the quarter ended March 31, 2001. The significant decline in revenue for the quarter ended March 31, 2002, is primarily attributable to decreased order levels from most customers, a smaller percentage of repeat customer purchases and, in certain circumstances, the ceasing of trade credit to customers experiencing liquidity problems.

     Our revenues in future periods will continue to depend upon the timing and level of capital spending by communications service providers, particularly the regional bell operating companies in the United States and the postal telephone and telegraph operators in Europe, for purchases of our products. Further, in the current economic environment, visibility over future order and shipment levels is limited.

Cost of goods sold, excluding amortization of deferred stock compensation

     Cost of goods sold was $15.6 million for the quarter ended March 31, 2002, a decrease of $12.2 million from the comparable quarter in 2001. The decrease in cost of goods sold was primarily due to the 53.5% decrease in revenues for the quarter ended March 31, 2002 from the comparable quarter in 2001. As a percentage of revenue, cost of goods sold was 74.3% for the quarter ended March 31, 2002, an increase from 61.5% in the comparable period in 2001. The increase in cost of goods sold as a percentage of revenue was primarily due to the allocation of fixed production costs over a decreased revenue base.

     Gross margin on product sales depends upon several factors, including the stage and configuration of our customers’ network deployments, sales volume, pricing, and our ability to achieve production efficiencies, including cost reduction initiatives. During the quarter ended March 31, 2002, the substantial decline in revenue levels resulted in a decline in our gross margins to 25.7% from 38.5% in the comparable quarter in 2001. The decline in our gross margins is principally due to loss of production efficiencies. In addition, we typically realize lower gross margins on initial customer deployments, which include fewer wavelengths, than on follow-on purchases where the customer is adding capacity to its network. To date, a large portion of our revenue has been derived from initial customer deployments. We expect to continue to add new customers and support initial deployments for our existing customers such that the mix of initial deployments versus follow-on purchases may vary on a quarterly basis. In addition, gross margin will be impacted by revenue levels and our ability to achieve and maintain production efficiencies.

Research and development expense, excluding amortization of deferred stock compensation

     Research and development expense was $18.7 million for the quarter ended March 31, 2002, an increase of $0.6 million from the comparable quarter in 2001. At March 31, 2002, we had approximately 238 research and development employees, a slight decrease from 245 at March 31, 2001. Research and development expenses are comprised primarily of salaries and related personnel costs, costs related to the design, development, testing and enhancement of our products and cost of facilities. Research and development expense for the three months ended March 31, 2002 includes costs of approximately $1.0 million associated with payments to Telcordia Technologies, Inc. in connection with the Operation Systems Modification of Intelligent Network Elements, or OSMINE, certification process. Research and development expense as a percentage of revenue was 89.1% for the quarter ended March 31, 2002, an increase from 40.0% in the comparable period in 2001. The increase in research and development as a percentage of revenue for the quarter ended March 31, 2002, is primarily due to the substantial decline in revenue levels while research and development expenditures remained relatively flat from the comparable quarter in 2001.

     Research and development is essential to our future success and these expenses may increase in absolute dollars in future periods.

Sales and marketing expense, excluding amortization of deferred stock compensation

     Sales and marketing expense was $13.6 million for the quarter ended March 31, 2002, an increase of $3.7 million from the comparable quarter in 2001. Sales and marketing expense consists primarily of salaries and commissions, travel expenses associated with selling activities and customer visits and costs of advertising and tradeshow activities. The increase in sales and marketing expenses primarily relates to expansion of our sales force and customer service and support department on a year-over-year basis, both domestically and internationally. In 2001, we expanded our international sales activities and personnel in the United Kingdom and opened sales offices in Singapore, France, Germany, the Netherlands, Japan and Korea. At March 31, 2002, we had approximately 237 sales, marketing and service employees, an increase of 59 from 178 at March 31, 2001. Sales and marketing expense as a percentage of revenue was 64.9% for the three months ended March 31, 2002, an increase from 21.9% in the comparable period in 2001.

     We expect sales and marketing expense in future quarters to be remain relatively flat to the extent current economic and market conditions continue.

General and administrative expense, excluding amortization of deferred stock compensation

     General and administrative expense was $9.7 million for the quarter ended March 31, 2002, an increase of $3.4 million from the comparable quarter in 2001. General and administrative expense for the quarter ended March 31, 2002, included a $2.4 million increase in the provision for doubtful accounts for trade accounts receivable considered to be uncollectible. Excluding the provision for doubtful accounts, the increase in general and administrative expense is primarily due to the increased legal, accounting and administrative expenses associated with our proposed merger with CIENA and, to a lesser extent, to additional facilities and related costs associated with our larger corporate facilities. These increases were partially offset by decreased salaries and related personnel costs due to the decrease in headcount. At March 31, 2002, we had approximately 87 general and administrative employees, a decrease of 10 from 97 at March 31, 2001. General and administrative expense was 46.3% as a percentage of revenue for the three months ended March 31, 2002, an increase from 13.9% in the comparable period in 2001.

     The increased allowance for doubtful accounts in the three months ended March 31, 2002, relates to the expected loss from two customers whose financial condition suggests that they may not be able to make required payments to ONI. During the three months ended March 31, 2002, one customer filed for bankruptcy protection and a second customer’s financial condition has deteriorated to an extent that it is probable they will not meet all of their payment obligations to us. Therefore, an additional reserve was recorded to provide for the increased risk of not collecting the outstanding receivable balances from these customers.

     We expect to incur additional general and administrative expense associated with our proposed merger with CIENA, particularly for legal and accounting fees. Excluding merger related expenses and the additional provision for doubtful accounts, we expect general and administrative expense to be flat to lower in future quarters if current economic and market conditions continue.

Amortization of deferred stock compensation

     Amortization of deferred stock compensation was $4.8 million for the quarter ended March 31, 2002, a decrease of $7.5 million from the comparable quarter in 2001. Deferred stock compensation is being amortized on an accelerated basis over the vesting period, generally four years, consistent with the method described in FASB Interpretation No. 28, “Accounting for Stock Appreciation Rights and Other Variable Stock Options or Award Plans”. Accordingly, we expect the amortization of deferred stock compensation to continue to decline in future quarters. From inception through March 31, 2002, we have amortized a total of $113.0 million of deferred stock compensation. As of March 31, 2002, we have a deferred stock compensation balance of $12.8 million to be amortized over future periods through 2004.

Amortization of goodwill and intangibles

     In accordance with SFAS No. 142, goodwill is no longer amortized subsequent to December 31, 2001. We will evaluate the carrying value of the goodwill on an annual basis for impairment. To the extent required under the provisions of SFAS No. 142, and if the carrying value of goodwill exceeds the fair value, we will adjust the carrying value to fair value and record the impairment in the period. Amortization of intangibles was $1.5 million for the quarter ended March 31, 2002, compared with amortization of goodwill and intangibles of $1.3 million for the quarter ended March 31, 2001.

     As of March 31, 2002, we had goodwill of $13.4 million and related accumulated amortization of $2.5 million, leaving an unamortized goodwill balance of $10.9 million. At March 31, 2002, we had one remaining payment related to the acquisition of assets and technology from Finisar Corporation. This payment was contingent upon the completion of the final mutually agreed deliverable. In April 2002, upon the completion of the final mutually agreed deliverable, we made a final payment of $6.0 million. This payment was capitalized as additional goodwill in April 2002.

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

Interest and other income (expense), net

     Interest and other income (expense), net was $0.7 million for the quarter ended March 31, 2002, a decrease of $6.9 million from the comparable quarter in 2001. Interest and other income (expense), net includes interest income earned from cash, cash equivalents and marketable securities balances and interest expense on our 5% subordinated convertible notes. The decrease is primarily a result of decreased interest earned due to lower average cash balances and lower interest rates. As of March 31, 2002, our cash is invested in money market funds and short to intermediate term marketable securities that currently earn an average rate of return of approximately 2.9%. Further interest rate reductions by the Federal Reserve would negatively impact the level of interest income earned on these investments.

Liquidity and Capital Resources

     At March 31, 2002, our principal source of liquidity was our cash, cash equivalents and short-term investments of $380.1 million. At March 31, 2002, we also had $286.7 million of investments in marketable securities that have been classified as long-term investments on our balance sheet based on scheduled maturities of greater than 12 months from the balance sheet date. At December 31, 2001, we had cash, cash equivalents and short-term investments of $365.0 million and investments in marketable securities classified as long-term on our balance sheet of $313.8 million.

     We used $8.1 million of cash in operating activities in the quarter ended March 31, 2002, a decrease of $20.8 million from the $29.0 million used in the comparable quarter in 2001. The decrease resulted from a net loss of $42.2 million, an increase in prepaid expenses and other assets of $3.7 million and decrease in accounts payable and accrued liabilities of $2.3 million and a decrease in deferred revenue of $0.7 million, offset by total non-cash charges of $20.1 million, a decrease in accounts receivable of $17.5 million and a decrease in inventory of $3.1 million. Non-cash charges for the quarter ended March 31, 2001 consisted of $12.5 million of depreciation and amortization, $4.8 million of amortization of deferred stock compensation, $2.4 million related to a provision for doubtful accounts and $0.5 million related to amortization of debt financing costs. Cash used in operations for the quarter ended March 31, 2001 consisted of a net loss of $31.1 million, an increase of $23.8 million in accounts receivable, an increase in inventory of $5.5 million and an increase in prepaid expenses and other assets of $6.7 million, offset primarily by non-cash charges of $6.0 million for depreciation and amortization, $12.3 million related to amortization of deferred stock compensation and $8.2 million related to in-process research and development, and an increase in accounts payable and accrued liabilities of $11.1 million.

     As part of our cash management strategy, we invested some of our cash and cash equivalents in short to long-term marketable securities. Net cash provided by investing activities of $6.9 million in the quarter ended March 31, 2002, consisted primarily of $46.9 million of proceeds from sales and maturities of marketable securities, partially offset by $35.3 million of purchases of marketable securities and $4.7 million of purchases of property and equipment. Net cash used in investing activities of $31.8 million for the quarter ended March 31, 2001 consisted of $26.8 million of purchases of property and equipment and $5.0 million related to the purchase of Finisar technology.

     We generated $1.8 million in cash from financing activities for the quarter ended March 31, 2002, consisting of proceeds of $1.9 million from exercises of stock options and purchases under employee stock purchase plans, net of $0.1 million used for payments under capital lease obligations. We generated $7.6 million in cash from financing activities for the quarter ended March 31, 2001, consisting primarily of proceeds of $5.7 million from exercises of stock options and purchases under employee stock purchase plans and $1.9 million of proceeds from repayments on stockholder loans.

     In February 2001, we acquired technology and other assets associated with Finisar Corporation’s customer premises equipment business. At closing, we paid $5.0 million in cash and issued 488,624 shares of common stock to Finisar. During 2001, we made additional cash payments related to this acquisition totaling $12.8 million. These payments related to the delivery and acceptance of mutually agreed deliverables in accordance with the terms of the acquisition agreement. These payments also included $0.3 million related to the purchase of fixed assets and $0.2 million of acquisition costs incurred. At March 31, 2002, we had one remaining cash payment of up to $6.0 million, contingent upon the timely delivery and acceptance of the final mutually agreed upon deliverable. This final payment totaled $6.0 million and was made in April 2002.

     We have an equipment financing facility that allows us to draw funds of up to $1.5 million to finance the purchase of equipment at an annual interest charge of 7.51%. This facility does not require us to maintain any financial covenants and will expire in December 2002. As of March 31, 2002, there was approximately $0.2 million payable under this facility.

     In October 2000, we sold $300.0 million of 5% convertible subordinated notes due October 15, 2005. We make interest payments on these notes on a semi-annual basis in April and October. In April 2002, we paid our semi-annual interest payment of $7.5 million on these notes. These notes do not require us to maintain any financial covenants.

     As part of our restructuring program, which commenced in the third quarter of 2001, we implemented a worldwide reduction in workforce that decreased our worldwide head count by approximately 16%, consolidated facilities and reduced manufacturing levels and capital expenditures. We expect that these plans will allow us to preserve cash flows in certain business operations while continuing to devote capital resources to continue our research and development activities, to develop our sales, marketing and customer service and support organizations, to support our information systems requirements and for other general corporate activities. The level of our capital requirements depend on numerous factors, including:

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

     The following is a summary of our future minimum payments under contractual obligations as of March 31, 2002 (in thousands):

	Payments due by period

	2002*	2003	2004	2005	2006	Thereafter	Total

Convertible subordinated notes(1)	$15,000	$15,000	$15,000	$311,875	$—	$—	$356,875
Capital lease obligations	115	51	—	—	—	—	166
Purchase commitments(2)	4,191	—	—	—	—	—	4,191
Operating leases	8,285	12,401	14,044	14,597	14,437	61,777	125,541
Contingent payment related to acquisition(3)	6,000	—	—	—	—		6,000

Total	$33,591	$27,452	$29,044	$326,472	$14,437	$61,777	$492,773

*	From April 1, 2002 through December 31, 2002

(1)	The terms of our $300.0 million convertible subordinated notes include interest at 5%, payable on a semi-annual basis on April 15 and October 15 of each year. The note is due on October 15, 2005, at which time we would be required to repay the principal if the notes are not converted.

(2)	Purchase commitments relate to amounts we are obligated to pay to our contract manufacturers and component suppliers for inventory.

(3)	As of March 31, 2002, we had one remaining payment based on completion and acceptance of a deliverable specified in the acquisition agreement related to the purchase of Finisar Corporation’s customer premises equipment business. This payment totaled $6.0 million and was paid in April 2002.

Factors That May Affect Future Results

We have a history of losses, expect to continue to incur additional losses, and may never achieve profitability.

     Through March 31, 2002, we incurred cumulative losses of $422.9 million, and we expect to continue to incur losses in the future. If we do not become profitable, the value of our stock will decrease. We have large fixed expenses associated with sales and marketing, research and development, manufacturing, and general and administrative activities. In February 2000, we began to ship our first product, and our revenue to date has been limited. In order for us to become profitable, we will need to generate and sustain higher revenue while maintaining reasonable cost and expense levels. A delay in generating or recognizing revenue could cause significant variations in our operating results from quarter to quarter and annually and could result in substantial operating losses.

Our limited operating history, together with current economic uncertainty, makes forecasting our future revenue and operating results difficult, which may adversely affect our stock price and our ability to manage our business.

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

     Since our quarterly revenue and operating results are difficult to predict and may fluctuate significantly from quarter to quarter, it is likely that in some future quarters, our operating results may be below the expectations of market analysts and investors. This could cause the trading price of our common stock to decline.

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

     On February 17, 2002, we entered into an Agreement and Plan of Merger with CIENA Corporation. The merger is subject to a number of contingencies, including approval by a majority vote of the stockholders of both companies, receipt of regulatory approvals and other customary closing conditions. In addition, two class action lawsuits have been filed against ONI Systems and our directors that seek injunctions to prevent the consummation of the proposed merger. See Part II Item 1 — “Legal Proceedings”. Therefore, there is a risk that the merger will not be completed or that it will not be completed in the expected time period. If the merger is not completed or the completion is substantially delayed, we could be subject to a number of risks that may adversely affect our business and stock price, including:

•	we would not realize the benefits, including a potentially enhanced financial and competitive position, that we expect from being part of a combined company;

•	the diversion of management attention and the unavoidable disruption to our relationships with customers and vendors may detract from our ability to grow revenues and minimize costs;

•	we could lose important personnel as a result of the departure of employees who decide to pursue other opportunities in light of the proposed merger;

•	we have and will continue to incur significant expenses related to the merger prior to its closing that may not be recovered;

•	depending on the circumstances, we may be obligated to pay CIENA a $36.7 million termination fee; and

•	we may be unable to respond effectively to competitive pressures, industry developments and future opportunities.

     In connection with the proposed merger, CIENA has filed a joint proxy statement/prospectus with the SEC. When the joint proxy statement/prospectus has been declared effective by the SEC, it will be mailed to all holders of ONI Systems common stock and will contain important information about ONI Systems, CIENA, and the proposed merger, risks relating to the merger and the combined company and related matters. ONI Systems urges all of its stockholders to read the definitive joint proxy statement/prospectus when it becomes available.

We may not be able to achieve the benefits we anticipate from the merger with CIENA, which could harm the business of the combined company.

     If the merger closes, it may not be successful because we may not achieve the benefits we envision from the merger. If the anticipated benefits are not realized, the business of the combined company could suffer, which could cause the value of the CIENA stock to be received by our stockholders to decline in value after the closing of the merger. Among the risks associated with the success of the merger, there are:

•	the risk that the current significant industry wide downturn will continue to depress demand for CIENA’s and ONI Systems’ products;

•	the risk that CIENA and ONI Systems will not be able to integrate their respective products, technology and geographically dispersed organizations;

•	the risk that the merger could adversely affect CIENA’s or ONI Systems’ relationships with current and potential customers; and

•	the possibility of management and employee disruption and departures associated with the merger and integrating the operations of the companies.

The value of consideration to be received by ONI Systems stockholders will not be determined until the closing of the proposed merger.

     Since the exchange ratio is fixed and will not be adjusted for changes in the market prices of either CIENA common stock or ONI Systems common stock, the per share value of the consideration to be received by ONI Systems stockholders might be less than the price per share implied by the exchange ratio immediately prior to the announcement of the merger or at any other time prior to the closing of the transaction. As a result, our stockholders will not know the value of consideration at the time of our special stockholders meeting when our stockholders will have the opportunity to vote on the proposed merger.

The uncertainty created by the proposed merger could have an adverse effect on our revenue and results of operations.

     Prior to the closing of the proposed merger or the termination of the Agreement and Plan of Merger, the proposed merger creates uncertainty about ONI Systems’ future. As a result of this uncertainty, customers may decide to delay, defer, or cancel purchases of our products pending resolution of the proposed merger. If these decisions represent a significant portion of our anticipated revenue, our results of operations and quarterly revenues could be substantially below the expectations of market analysts. This could cause a reduction in the price of our common stock.

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

     We expect that substantially all of our revenue will depend on sales of our products to a small number of customers and that our revenue will only grow if these customers purchase substantial quantities of our products. As of March 31, 2002, we had 33 customers. Most of these customers are not contractually committed to purchase any minimum quantities of our products. If these customers or future customers do not purchase substantial quantities of our products for any reason, our ability to succeed would be harmed. The decision to purchase substantial quantities of our products will depend, in part, on our customers’ and potential customers’ desire and ability to introduce or expand commercial services. We cannot be sure that any customer will introduce or expand commercial services utilizing our products on a timely basis, if at all. Any delay in introducing, or failure to introduce, these services would seriously harm our revenue, results of operations and financial condition.

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

     Specifically, many of our customers and potential customers are competitive local exchange carriers or other emerging service providers which are attempting to build new next generation networks. Building these networks requires substantial capital and, recently, access to capital for these service providers has been significantly restricted. As a result, some emerging service providers are scaling back their plans to expand their networks, filing for bankruptcy to reorganize their businesses or going out of business. For example, four of our customers have gone out of business or filed for bankruptcy, and we believe that there is a risk that additional customers and potential customers may go out of business or file for bankruptcy in 2002. If any of our significant customers go out of business or file for bankruptcy, they may delay purchases of or no longer purchase our equipment, which could harm our revenue, results of operations and financial condition. In addition, a bankruptcy court may allow for the resale of ONI Systems equipment by our customers and, as a result, our existing or potential customers may purchase ONI Systems equipment from our bankrupt customers rather than from us. Resale of substantial amounts of equipment in this manner could harm our revenue, results of operations and financial condition.

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

If we cannot rapidly expand our customer service and support organization to support large deployments by incumbent local exchange carriers, we may not be able to sell our products to these important customers.

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

     In March 2000, Nortel Networks filed suit against us in the United States District Court for the Northern District of California. The suit alleges that our products infringe five patents held by Nortel Networks, and sets forth allegations of misappropriation of trade secrets, unlawful business practices and common law unfair competition. In March 2002, Nortel Networks agreed to dismiss all claims related to four of the five patents. We continue to investigate the remaining allegations. Nortel Networks is seeking preliminary and permanent injunctions and damages against us in connection with these remaining claims. If Nortel Networks is able to obtain an injunction preventing us from selling our products, we would suffer a substantial reduction in our revenues and incur losses over an extended period of time. We have incurred and expect to incur substantial legal and other expenses as well as diversion of management and technical time and attention in connection with this litigation. The expenses and diversion of resources associated with this litigation could seriously harm our business and financial condition and could affect our ability to raise capital in the future. In the event of an adverse ruling, we may be unable to sell our products or be required to pay substantial damages to Nortel Networks, and if this litigation is resolved by settlement, we might need to make substantial payments to Nortel Networks.

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

     We may acquire or invest in complementary businesses, products and technologies. We may not successfully integrate any businesses, products, technologies or personnel that we might acquire and, as a result, our operating results could suffer. Any acquisitions or investments could lead to:

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

     As of March 31, 2002, our executive officers, directors and entities affiliated with them beneficially owned approximately 12.0% of our outstanding common stock, including shares of common stock that are subject to options exercisable within 60 days of March 31, 2002. These stockholders, if acting together, may be able to influence matters requiring approval by our stockholders, including the election of directors and the approval of mergers or other business combination transactions.

     This ability to exercise influence over all matters requiring stockholder approval could prevent or significantly delay another company or person from acquiring or merging with us. As a result, offers to acquire ONI Systems that represent a premium over the available market price of our common stock may be withdrawn or otherwise fail to be realized.

     In connection with our merger agreement with CIENA, our executive officers and directors entered into voting agreements under which they agreed to vote their shares of our common stock, constituting approximately 11.5% of our outstanding common stock as of March 31, 2002, in favor of the merger with CIENA and against potential alternative transactions.

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

     Following periods of volatility in the market price of a company’s securities, securities class action litigation has often been instituted against that company. We are currently named in securities class action and derivative lawsuits. The complaints in these lawsuits allege that the some of the underwriters who participated in our initial public offering received undisclosed fees or benefits and entered into undisclosed arrangements to inflate the market price of our common stock. See Part II Item 1 — “Legal Proceedings”. The current lawsuits and any future litigation, if instituted, could result in substantial costs and a diversion of management’s attention.

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

  Short and long-term investments

     As of March 31, 2002, we hold our cash, cash equivalents and short and long-term investments with three major financial institutions and our exposure to market risk for changes in interest rates relate primarily to our investment portfolio. We do not use derivative financial instruments in our investment portfolio. The primary objective of our investment activities is to preserve principal while maximizing yields without significantly increasing risk. This is accomplished by investing in widely diversified investments, consisting only of investment grade securities. We do hold investments in both fixed rate and floating rate interest earning instruments, which carry a degree of interest rate risk. Fixed rate securities may have their fair market value adversely impacted due to a rise in interest rates, while floating rate securities may produce less income than expected if interest rates fall.

  Other investments

     Other assets include equity investments in two privately-held companies. These investments were accounted for using the cost method. We periodically review our equity investments for potential impairment. During the year ended December 31, 2001, we determined that one of these investments had incurred a decline in value that was other-than-temporary, and we recorded an impairment charge of $4.0 million to reduce this equity investment to an estimated recoverable value of approximately $1.0 million.

  Subordinated convertible notes

     Our subordinated convertible notes were issued at a fixed interest rate and with fixed conversion rates and therefore do not expose us to the risk of earnings or cash flow loss due to changes in market interest rates.

Exchange rate sensitivity

     Currently, the majority of our sales and expenses are denominated in United States dollars. The expenses related to international subsidiaries whose functional currency is the local currency have not been significant. Therefore, we have had no material exposure to foreign currency rate fluctuation and have not engaged in any foreign exchange hedging activities to date. We currently have an insignificant level of transactions denominated in other than the United States dollar. We expect to conduct a more significant number of transactions in foreign currencies in the future, so we may engage in foreign exchange hedging activities at that time. We develop products in the United States and market our products in the United States, Europe and Asia Pacific. As a result, our financial results could be affected by factors such as changes in foreign currency exchange rates or weak economic conditions in foreign markets. Since the majority of our sales are currently made in U.S. dollars, a strengthening of the dollar could make our products less competitive in foreign markets.

Part II. Other Information

Item 1. Legal Proceedings.

     On March 10, 2000, Nortel Networks filed suit against us in the United States District Court for the Northern District of California. The suit involved allegations that our products infringe five patents held by Nortel Networks, and sets forth allegations of misappropriation of trade secrets, unlawful business practices and common law unfair competition. Nortel Networks seeks preliminary and permanent injunctions and damages against us in connection with these claims. In March 2002, Nortel Networks agreed to dismiss all claims related to four of the five patents, and, on March 22, 2002, the court issued an order dismissing with prejudice these four patents from the suit. We continue to investigate and conduct discovery concerning the remaining claims asserted by Nortel Networks. We believe that we have meritorious defenses against Nortel Networks’ allegations, and we intend to defend the Nortel Networks litigation vigorously. Based on our investigation to date, we believe that our products do not infringe the Nortel Networks patents and that we have not engaged in misappropriation of trade secrets, unlawful business practices or common law unfair competition. This suit is further described on page 13 of our Annual Report on Form 10-K for the fiscal year ended December 31, 2001.

     Beginning in August 2001, a number of substantially identical class action complaints alleging violations of the federal securities laws were filed in the United States District Court for the Southern District of New York. These complaints name ONI Systems, Hugh C. Martin, our chairman, president and chief executive officer; Chris A. Davis, our former executive vice president, chief financial and administrative officer; and certain underwriters of our initial public offering as defendants. The complaints have since been consolidated into a single action, and a consolidated amended complaint was filed on April 24, 2002. The amended complaint alleges, among other things, that the underwriter defendants violated the securities laws by failing to disclose alleged compensation arrangements (such as undisclosed commissions or stock stabilization practices) in the initial public offering’s registration statement and by engaging in manipulative practices to artificially inflate the price of our common stock after the initial public offering. The amended complaint also alleges that ONI Systems and the named officers violated the securities laws on the basis of an alleged failure to disclose the underwriters’ alleged compensation arrangements and manipulative practices. No specific amount of damages has been claimed. Similar complaints have been filed against more than 300 other issuers that have had initial public offerings since 1998, and all of these actions have been included in a single coordinated proceeding. We intend to defend these actions vigorously. However, due to the inherent uncertainties of litigation, we cannot accurately predict the ultimate outcome of the litigation. Any unfavorable outcome of this litigation could have a negative impact on our business, financial condition and results of operations.

     On May 3, 2002, a shareholder derivative complaint alleging violations of California state laws was filed in the Superior Court of the State of California, County of Santa Clara. The complaint names Hugh Martin; the other members of our board of directors; Terrence J. Schmid, our former chief financial officer and vice president, finance and administration; and certain underwriters of the our initial public offering as defendants. The complaint alleges that the defendants breached their fiduciary duties, acted negligently and were unjustly enriched in determining the offering price of ONI Systems common stock in our initial public offering. No specific amount of damages has been claimed. The complaint is encaptioned Sabrina J. Kurzman and Michael J. Kurzman, Derivatively on Behalf of ONI Systems Corp. v. Hugh C. Martin, et al, Case No. CV 807562. These allegations arise from the same circumstances as and are related to the allegations raised in the securities class actions filed in federal court which are described above. Due to the inherent uncertainties of litigation, we cannot accurately predict the ultimate outcome of this litigation.

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

     On March 19, 2002, a substantially similar complaint which includes similar allegations was filed on behalf of the same purported class of ONI Systems security holders in Superior Court of the State of California, County of Santa Clara, against the same defendants seeking similar relief. The complaint is encaptioned Steven Myeary, On Behalf of Himself and All Others Similarly Situated v. ONI Systems Corporation, et al, Case No. CV-806192. We believe that both of these lawsuits are without merit and intend to defend them vigorously.

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

Item 3. Defaults Upon Senior Securities.

    None.

Item 4. Submission of Matters to a Vote of Security Holders.

    None

Item 5. Other Information.

     On February 17, 2002, we entered into a definitive Agreement and Plan of Merger with CIENA Corporation, a Delaware corporation. According to the Agreement and Plan of Merger, effective on and as of the closing date, which has not yet been determined, we will merge with and into CIENA, with CIENA surviving the merger. The terms of the proposed merger are described on page 3 of our Annual Report on Form 10-K for the fiscal year ended December 31, 2001 and reports on Form 8-K filed February 19, 2002 and February 25, 2002.

     In October 2001, we filed a Tender Offer Statement on Schedule TO with the Securities and Exchange Commission. Under the terms of the exchange offer included in this Tender Offer Statement, we offered some of our employees the right to exchange their options for our commitment to issue new options with a new exercise price at least six months and a day from the cancellation date. The terms of this exchange offer are described on page 16 of our Annual Report on Form 10-K for the fiscal year ended December 31, 2001.

Item 6. Exhibits and Reports on Form 8-K.

(a)	Exhibits. The following exhibits are filed as part of this Form 10-Q:

10.01 First Amendment to Services Agreement, dated April 9, 2002, by and between ONI Systems and George Reyes.

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

Date: May 15, 2002

ONI SYSTEMS CORP.
By:	/s/ Hugh C. Martin

Hugh C. Martin President, Chief Executive Officer and Chairman of the Board of Directors
By:	/s/ George Reyes

George Reyes Interim Chief Financial Officer

EXHIBIT INDEX

             10.01  First Amendment to Services Agreement, dated April 9, 2002, by and between ONI Systems and George Reyes.